Form 10QSB
period 1997-06-30
SECURITY BANCORP INC /TN
filed 1997-08-13
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-QSB

(Mark One)

  (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended             June 30, 1997          .
                                     -----------------------------------

  ( ) Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to ________________

                  Commission file number        0-22553
                                                -------
                         SECURITY BANCORP, INC.
                         ----------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

        Tennessee                                  62-1682697
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

             306 West Main Street, McMinnville, TN  37110
             --------------------------------------------
                Address of Principal Executive Offices

                            (615) 473-4483
                            --------------
            (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (X) Yes                  ( ) No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      ( ) Yes                  ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                   436,425 shares outstanding on June 30, 1997

Transitional Small Business Disclosure Format (check one):

      ( ) Yes                 (X) No

                        SECURITY BANCORP, INC. AND SUBSIDIARY
                               MCMINNVILLE, TENNESSEE

                                        INDEX

PART I.                                                              PAGE(S)
-------                                                              -------
FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1996 and June 30, 1997 ............................ 3

Consolidated Statements of Income (Unaudited)
  for the three and six month periods ended June 30, 1996 and 1997...... 4

Consolidated Statements of Stockholders' Equity (Unaudited)............. 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the six months ended June 30, 1996 and 1997....................... 6

Notes to (Unaudited) Consolidated Financial Statements................. 7-9

ITEM 2.

Management's Discussion and Analysis of

  Financial Condition and Results of Operations....................... 10-14

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 15

Item 2. Changes in Securities.......................................... 15

Item 3. Defaults Upon Senior Securities................................ 15

Item 4. Submission of Matters to a Vote of Security Holders............ 15

Item 5. Other Information.............................................. 15

Item 6. Exhibits and Reports on Form 8-K............................... 15

Signatures............................................................. 16

                        SECURITY BANCORP, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                                     (Unaudited)

                       (in thousands except share information)

ASSETS                                                  December 31,   June 30,
                                                             1996        1997
                                                            ------      ------
Cash & Noninterest Earning Deposits                      $   1,098     $   339
Investment Securities:  held to maturity                     2,830       2,761
   Available for sale                                        1,742       1,808
Loans receivable, net                                       36,667      39,512
Real estate owned                                                0           0
Premises and equipment, net                                    954       1,038
Federal Home Loan Bank stock                                   512         531
Accrued interest receivable                                    278         363
Prepaid expenses and other assets                               40         598
                                                            ------      ------
     TOTAL ASSETS                                           44,121      46,950
                                                            ======      ======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    35,790      35,425
Accounts payable - conversion cost                               0         101
FHLB Borrowings                                              5,500       4,500
Advances from Borrowers for property taxes & insurance          66         200
Accrued interest payable                                        31          31
Accrued expenses and other liabilities                         126          51
Federal income taxes payable                                   158         259
                                                            ------      ------
     Total Liabilities                                      41,671      40,567

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value)                    0           4
Paid-in capital                                                  0       4,060
Retained earnings                                            2,305       2,483
Unrealized gain on securities available for sale,
  net of income taxes                                          145         185
Unearned compensation: employee stock ownership plan             0        (349)
                                                            ------      ------
     Total stockholders' equity                              2,450       6,383
                                                            ------      ------
     Total Liabilities and stockholders' equity             44,121      46,950
                                                            ======      ======


The accompanying notes are an integral part of these consolidated financial statements.

                        SECURITY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Statements of Income
                                     (Unaudited)

                          (in thousands, except per share)

                         For 3 Months Ended June 30  For 6 Months Ended June 30
                               1996         1997          1996        1997
                              ------      ------         ------      ------
INTEREST INCOME:
  Loans                        $ 693       $ 864        $ 1,298     $ 1,687
  Investments                    102          67            221         135
  Interest earning deposits        2           2              4           3
                              ------      ------         ------      ------
     Total interest income       797         933          1,523       1,825

INTEREST EXPENSE:
Deposits                         414         440            824         862
Advances                          42         107             58         207
                              ------      ------         ------      ------
  Interest Expense               456         547            882       1,069
Provision for loan losses         10          15             18          30
Net interest income after     ------      ------         ------      ------
 provision for loan losses       331         371            623         726

NON-INTEREST INCOME:
  Other                           65          90            136         153
                              ------      ------         ------      ------
    Total non-interest income     65          90            136         153

NON-INTEREST EXPENSES
  Compensation                    90         105            165         208
  Other employee benefits         34          35             68          70
  Net occupancy expense           31          40             58          76
  Deposit insurance premiums      18           6             36          11
  Data processing                 22          28             41          57
  Other                           67          96            129         181
                              ------      ------         ------      ------
    Total non-interest expenses  262         310            497         603
                              ------      ------         ------      ------
    Income before income taxes   134         151            262         276
Income tax expense                49          58             98          98
                              ------      ------         ------      ------
     Net income                   85          93            164         178
                              ======      ======         ======      ======
Weighted average common equivalent share outstanding:

  (See Note 3)                   N/A         N/A            N/A         N/A
     Net income per share        N/A         N/A            N/A         N/A

The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                     (in thousands except share information)

                                                                Unrealized  Unearned
                           Common   Paid-in   Retained  Treasury  Gain on  Compensation
                           Stock    Capital   Earnings   Stock  Securities  for  ESOP           Total
                           -----    -------   --------   -----  ----------  -----------         -----
Balance at 12/31/96           -         -         -     2,305         -       145         -     2,450

Net income                    -         -         -       178         -         -         -       178

Unrealized gain on securities
  available for sale,
  net of income taxes         -         -         -         -         -        40         -        40

Sale of common stock
(436,425 shares)              -         4     4,060         -         -         -     (349)     3,715
                           -----    -------   --------   -----  ----------  -----------         -----
Balance at 6/30/97            -         4     4,060     2,483         -       185     (349)     6,383


The accompanying notes are an integral part of these consolidated financial statements.

                                                              5

                        SECURITY BANCORP. INC. AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                   (in thousands)

                                                     SIX MONTHS ENDED JUNE 30
                                                           1996        1997
                                                          ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   164         178
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                               22          28
  Dividend on FHLB stock                                     (17)        (18)
  (Gain) loss on sale of investments                           -           -
  Provision for loan losses                                   18          30
  Increase (decrease) in interest receivable                 (67)        (71)
  (Increase) decrease in other assets                        (56)       (577)
  Increase (decrease) in accrued liabilities                  (4)        460
  Increase (decrease) in income taxes payable                 15          67
  Increase (decrease) in deferred taxes payable              (21)         25
  Sale of mortgage loans held for sale                     3,319       2,289
  Originations of mortgage loans held for sale            (3,319)     (2,289)
  Total adjustments                                         (110)        (56)
                                                          ------      ------
Net cash provided by operating activities                     54         122

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments             (5,615)     (2,915)
  Loans purchased                                           (277)          -
  Purchase of:
    Available for sale-investment securities              (1,000)       (250)
  Proceeds from sale of:
    Available for sale - investment securities               999           -
    Available for sale - mortgage-backed securities           90           -
  Proceeds from maturities and repayments of:
    Held to maturity investment securities                 2,000         250
    Held to maturity mortgage-backed securities               69          69
  Cash payments for the purchase of property                 (72)       (113)
  Proceeds from sale of foreclosed real estate                 -           -
                                                          ------      ------
Net cash provided (used) by investing activities          (3,806)     (2,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts              1,488        (365)
  Proceeds from FHLB advances                              2,250      (1,000)
  Net increase (decrease) in escrow accounts                  92         134
  Net proceeds from issuance of capital stock                  -       3,715
                                                          ------      ------
Net cash provided (used) by financing activities           3,830       2,484
                                                          ------      ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               78        (353)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                      288       1,098
                                                          ------      ------
CASH AND EQUIVALENTS, END OF PERIOD                          366         745
                                                          ======      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                           895       1,070
  Income taxes                                                83          51

The accompanying notes are an integral part of these consolidated financial statements.

                        SECURITY BANCORP, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  SECURITY BANCORP, INC.

Security Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the savings and loan holding company of Security Federal Savings Bank of McMinnville, TN (the "Savings Bank") in connection with the Savings Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Company commenced on May 27, 1997, a Subscription Offering of its shares in connection with the Conversion. On June 30, 1997, the Conversion was completed (see Note 4). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Company.

The consolidated financial statements included herein are for the Company and the Savings Bank.

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the Savings Bank for the year ended December 31, 1996.

3.  EARNINGS PER SHARE

Earnings per share amounts for the three and six month periods ended June 30, 1997, are not applicable since the Conversion did not occur until June 30, 1997; therefore, no shares were outstanding until that date.

4.  STOCKHOLDERS' EQUITY

In connection with the Conversion, which was consummated on June 30, 1997, the Company issued and sold 436,425 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $4.1 million after conversion expenses of approximately $300,000. The Company retained ten percent of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank.

The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

As required by the regulations of the Office of Thrift Supervision, at the time of Conversion, the Savings Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company's common stock.

5.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 4, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On June 30, 1997, the loan had an outstanding balance of approximately $349,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three and six months ending June 30, 1997, there was no compensation from the ESOP. Compensation will be recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1997, the ESOP had 34,914 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. ASSET QUALITY

At June 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $68,000. The Company had no real estate acquired through foreclosure as of June 30, 1997. As a percentage of net loans at June 30, 1997, nonperforming loans was .17%. Total nonperforming assets as a percentage of total assets at June 30, 1997 was .14%.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Security Bancorp, Inc. and/or Security Federal Savings Bank, of McMinnville, TN, as appropriate.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996
   AND JUNE 30, 1997

The Company's total consolidated assets increased by approximately $2.9 million or 6.5%, from $44.1 million at December 31, 1996 to $47.0 million at June 30, 1997. The increase in assets for the period was primarily attributable to an increase in loans receivable and an increase in stockholders' equity resulting from capital raised during the stock conversion.

Loans receivable, net, were $39.5 million at June 30, 1997 compared to $36.7 million at December 31, 1996, a 7.6% increase. This increase was primarily attributable to an increase in first mortgage residential loans of $1.5 million, an increase in commercial business loans of $1.0 million, and an increase in commercial real estate loans of $400,000. Residential construction loans declined by $500,000 during this period. The largest loan originated during this period was a commercial land development line of credit loan for $500,000 at 8.5% fixed for 5 years.

Deposits decreased $400,000 or 1.1%, from $35.8 million at December 31, 1996 to $35.4 million at June 30, 1997. The decrease in deposits was primarily attributable to customers using their deposits in the Savings Bank to purchase stock in the conversion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 1996 AND 1997.

NET INCOME. Net income increased $8,000 or 9.4 % from $85,000 for the three months ended June 30, 1996 to $93,000 for the three months ended June 30, 1997. The increase was primarily the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense. The return on average assets was .80% for the three months ended June 30, 1997.

NET INTEREST INCOME. Net interest income increased $40,000 or 12.1% from $331,000 for the three months ended June 30, 1996 to $371,000 for the three months ended June 30, 1997. The interest rate spread increased from 3.26% for three months ending June 30,1996 to 3.53% for the three months ending June 30, 1997.

Total interest income increased $136,000 from $797,000 for the three months ended June 30, 1996 to $933,000 for the three months ended June 30, 1997. Interest on loans increased $171,000 as a result of a $5.9 million increase in average loans outstanding or 15.2%.

Interest expense increased $91,000 from $456,000 for the three months ended June 30, 1996 to $547,000 for the three months ended June 30, 1997. The increase for the three months ending June 30, 1997 was the result of an increase in the average balance of deposits and in the average balance of FHLB-Cincinnati advances, both of which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. The provision for loan losses for three month periods ended June 30, 1996 and 1997 was $10,000 and $15,000, respectively. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management deemed the increase in the provision for loan losses necessary in light of the growth of the loan portfolio, particularly in the areas of nonresidential mortgage loans (i.e., construction, commercial real estate, acquisition and development, commercial business and consumer loans) that are generally considered to have a greater risk of loss. Management deemed the allowance for loan losses adequate at June 30, 1997. The ratio of the allowance for loan losses to nonperforming loans at June 30, 1997 was 448.5%.

NONINTEREST INCOME. Noninterest income increased 38.5% to $90,000 for the three months ended June 30, 1997 from $65,000 for the three months ended June 30, 1996. This increase resulted from increased mortgage servicing income on loans sold and increase service charges on deposit accounts.

NONINTEREST EXPENSES. Noninterest expenses increased 18.3% to $310,000 for the three months ended June 30, 1997 from $262,000 for the three months ended June 30, 1996. This increase resulted primarily from an increase in costs associated with the opening of the Savings Bank's first branch office in McMinnville in March 1997. Offsetting the increase in compensation, benefits, occupancy, and other expenses was a decrease in FDIC deposit insurance premiums, which decreased from $18,000 for the three months ended June 30, 1996 to $6,000 for the three months ended June 30, 1997 as a result of the SAIF recapitalization. As a result of the SAIF recapitalization, the Savings Bank's annual deposit insurance premiums decreased from 23 basis points to 6.5 basis points of assessable deposits effective January 1, 1997.

INCOME TAXES. Income tax expense for the three months ending June 30, 1997 was $58,000 compared to income tax expense of $49,000 for the same period in 1996. The increase was the result of pretax income increasing by $17,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 1996 AND 1997

NET INCOME. Net income for the six months ended June 30, 1997 was $178,000 compared to $164,000 for the six months ended June 30, 1996, a 8.5% increase. The increase resulted primarily from an increase in net interest income offset by an increase in noninterest expense. The return on average assets was .76% for the six months ended June 30, 1997 compared to .82% for the six months ended June 30, 1996.

NET INTEREST INCOME. Net interest income increased 16.5% to $726,000 for the six months ended June 30, 1997 from $623,000 for the six months ended June 30, 1996, as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 19.8% to $1,825,000 for the six months ended June 30, 1997 from $1,523,000 for the same 1996 period primarily as a result of increases in both the average balance of and average yield on loans receivable, net. The average balance of loans receivable, net increased to $39.1 million from $31.4 million, and the average yield increased to 8.78% from 8.55%. Both increases are attributable to the substantial increase in nonresidential mortgage loans.

Interest expense increased 21.2% to $1,069,000 for the six months ended June 30, 1997 from $882,000 for the same 1996 period, primarily as a result of an increase in average balances of interest-bearing deposits and FHLB-Cincinnati advances, both of which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $30,000 for the six months ended June 30, 1997 compared to $18,000 for the six months ended June 30, 1996. Management deemed the increase in the provision for loan losses necessary in light of the growth of the loan portfolio, particularly in the areas of nonresidential mortgage loans (i.e., construction, commercial real estate, acquisition and development, commercial business and consumer loans) that are generally considered to have a greater risk of loss. Management deemed the allowance for loan losses adequate at June 30, 1997.

NONINTEREST INCOME. Noninterest income increased 12.5% to $153,000 for the six months ended June 30, 1997 from $136,000 for the same 1996 period. This increase resulted from increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses increased 21.3% to $603,000 for the six months ended June 30, 1997 from $497,000 for the same period in 1996. The increase is a result of an increase in compensation and benefits associated with hiring of additional personnel, a commercial loan officer in February, 1996 and employees for the savings bank first branch office opened in March, 1997. Offsetting these expense increases was a decrease in FDIC deposit insurance premiums, which decreased from $36,000 to $11,000 for the six months ended June 30, 1997 and 1996, respectively, as a result of the SAIF recapitalization.

INCOME TAX EXPENSE. Income tax expense was $98,000 for both the six months ended June 30, 1997 and 1996, primarily as a result of a change in methodology for calculating income taxes. Income tax expense for the six months ended June 30, 1997 was calculated based on the Savings Bank's effective tax rate, while income tax expense for the six months ended June 30, 1996 was calculated based on the Savings Bank's marginal or statutory tax rate, which is higher than its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES. The company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $1,620,000. At June 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at June 30, 1997. The Savings Bank had the following capital ratios at June 30, 1997:

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                                   (Unaudited)
                               AS OF JUNE 30, 1997

                                         ACTUAL                FOR CAPITAL           CATEGORIZED AS
                                                           ADEQUACY PURPOSES     "WELL CAPITALIZED"(1)

                                    AMOUNT    RATIO         AMOUNT     RATIO        AMOUNT    RATIO
                                    ------    -----         ------     -----        ------    -----
Total Capital
(to risk weighted assets)          $ 6,097    21.07%       $ 2,315      8.00%      $ 2,893    10.00%

Tier I Capital
(to risk weighted assets)            5,792    20.02%         1,157      4.00%        1,736     6.00%

Tier 1 Capital
(to total assets)                    5,792    12.34%         1,409      3.00%        2,348     5.00%

Tangible Capital
(to total assets)                    5,792    12.34%           704      1.50%          N/A       -



(1) As categorized under the Prompt Corrective Action Provisions.

                                                                     14

PART II.                          OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits

            3(a)  Charter of Security Bancorp, Inc.*
            3(b)  Bylaws of Security Bancorp, Inc.*

           10(a)  Employment Agreement with Joe H. Pugh
           10(b)  Severance Agreement with John W. Duncan
           10(c)  Severance Agreement with Ray Talbert
           27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

         ---------------------
         *Incorporated by reference to Registrant's Registration Statement on Form SB-2, as amended (File No. 333-6670)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SECURITY BANCORP, INC.

Date: August 11, 1997   By /s/ Joe H. Pugh
                              ------------------------------------------
                               President and Chief Executive Officer


                               SECURITY BANCORP, INC.

Date: August 11, 1997   By /s/ John W. Duncan
                              -----------------------------------------
                               Chief Financial Officer

                                EXHIBIT 10(a)
                      Employment Agreement with Joe H. Pugh

                              Employment Agreement


THIS AGREEMENT is made effective as of June 30, 1997, by and between SECURITY FEDERAL SAVINGS BANK OF MCMINNVILLE, TN (the "Savings Bank"), SECURITY BANCORP, INC., a Tennessee corporation (the "Company"); and JOE H. PUGH (the "Executive").

WHEREAS, the Savings Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

WHEREAS, Executive is willing to serve in the employ of the Savings Bank on a full-time basis for said period.

NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.POSITION AND RESPONSIBILITIES.

During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Savings Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Savings Bank. Executive shall have primary responsibility for the administration and operation of the Savings Bank. Executive shall render administrative and management duties to the Savings Bank such as are customarily performed by persons situated in a similar executive capacity. Executive shall report directly to the Board of Directors.

2.TERMS AND DUTIES.

(a)The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Savings Bank will conduct a formal performance evaluation of Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

(b)During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Savings Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.COMPENSATION AND REIMBURSEMENT.

(a)The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Savings Bank shall pay Executive as compensation a salary of $67,500 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Savings Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board. In addition to the Base Salary provided in this Section 3(a), the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to full-time employees of the Savings Bank.

(b)The Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Savings Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Savings Bank, in which Executive is eligible to participate. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

(c)In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Savings Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

(a)Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in
Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof;
(ii) Executive's resignation from the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Savings Bank, or (D) any breach of this Agreement by the Savings Bank. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

(b)Upon the occurrence of an Event of Termination, the Savings Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination), to Executive for the term of the Agreement provided, however, that if the Savings Bank is not in compliance with its minimum capital requirements or if such payments would cause the Savings Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Savings Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to Executive in a lump sum within thirty (30) days of the Date of Termination.

(c)Upon the occurrence of an Event of Termination, the Savings Bank will cause to be continued life, medical and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.CHANGE IN CONTROL.

(a)No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of
1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

(b)If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination (within twelve (12) months following the effective date of a Change in Control (or voluntary termination within twelve (12) months) following the effective date of a Change in Control following any material demotion, loss of title, office or authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

(c)Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

(d)Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank will cause to be continued life, medical and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

(e)Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Savings Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

(f)Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 5(c) as the sole benefit payable under this
Section 5.

6.TERMINATION FOR DISABILITY.

(a)If Executive shall become disabled as defined in the Savings Bank's then current disability plan (or, if no such plan is then in effect, if Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Savings Bank may terminate Executive's employment for "Disability."

(b)Upon Executive's termination of employment for Disability, the Savings Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the effective
date of such termination.   These disability payments shall commence on the
effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank;
(ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Savings Bank providing disability benefits to Executive.

(c)The Savings Bank will cause to be continued life, medical and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) Executive's death; or (v) the expiration of the term of this Agreement.

(d)Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

Termination by the Savings Bank of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.

8.TERMINATION FOR CAUSE.

For purposes of this Agreement, "Termination for Cause" shall include termination because of Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Savings Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

(a)The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

(b)If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

(c)If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

(d)If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

(e)All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Savings Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

(f)Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

10.NOTICE.

(a)Any purported termination by the Savings Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

(b)"Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

(c)If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Savings Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.NON-COMPETITION.

(a)Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Savings Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

(b)Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.SOURCE OF PAYMENTS.

All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

13.EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Savings Bank or any predecessor of the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.NO ATTACHMENT.

(a)Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

(b)This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank, the Company and their respective successors and assigns.

15.MODIFICATION AND WAIVER.

(a)This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

(b)No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.SEVERABILITY.

If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.HEADINGS FOR REFERENCE ONLY.

The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.GOVERNING LAW.

This Agreement shall be governed by the laws of the State of Tennessee, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail. In the event of a conflict between any provision of this Agreement and 12 C.F.R.
Section 563.39(b), the latter shall prevail.

19.PAYMENT OF LEGAL FEES.

All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to Section 5 of this Agreement shall be paid or reimbursed by the Savings Bank, if successful pursuant to a legal judgment or settlement.

20.INDEMNIFICATION.

The Savings Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Savings Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

21.SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.

The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

IN WITNESS WHEREOF, the Savings Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 30th day of June, 1997.



ATTEST:                         SECURITY FEDERAL SAVINGS BANK
                                      OF MCMINNVILLE, TN



/s/D.R. Collette                BY:/s/Earl H. Barr
----------------                   ---------------

[SEAL]


ATTEST:                         SECURITY BANCORP, INC.



/s/D.R. Collettte             BY:/s/Earl H. Barr
-----------------                ---------------

[SEAL]


WITNESS:


/s/John Duncan                /s/Joe H. Pugh
--------------                --------------
                                 Joe H. Pugh

                             EXHIBIT 10(b)
                Severance Agreement with John W. Duncan

                                  AGREEMENT


     THIS AGREEMENT is made effective as of June 30, 1997 by and between SECURITY FEDERAL SAVINGS BANK OF MCMINNVILLE, TN (the "Savings Bank"); SECURITY BANCORP, INC. (the "Company"), a Tennessee corporation; and JOHN W. DUNCAN ("Executive").

     WHEREAS, Executive serves in the position of Vice President (Operations) of the Savings Bank, with responsibility for the day-to-day operations of the Savings Bank;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.Term Of Agreement

The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twelve (12) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank ("Board") may extend the Agreement for an additional year. The Chief Executive Officer of the Savings Bank will conduct a performance evaluation of Executive for purposes of determining whether to extend the Agreement.

2.Payments To Executive Upon Change In Control.

(a)Upon the occurrence of a Change in Control (as herein defined) of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than Termination for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which, during the term of this Agreement, Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

(b)A "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

(c)Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement.

In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.Termination

(a)Upon the occurrence of a Change in Control, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment other than for Termination for Cause, the Savings Bank shall be obligated to pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times Executive's annual base salary as in effect on the effective date of a Change in Control. Such amount shall be paid to Executive in a lump sum no later than thirty (30) days after the date of his termination.

(b)Upon the occurrence of a Change in Control of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Savings Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. Such coverage and payments shall cease upon expiration of twelve (12) months from the date of Executive's termination.

(c)Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 3(a) as the sole benefit payable under this Section
 3.

(d) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

4.Effect On Prior Agreements And Existing Benefit Plans

This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.No Attachment

(a)Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

(b)This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Savings Bank and their respective successors and assigns.

6.Modification And Waiver

(a)This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

(b)No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.Required Provisions

(a) The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

(b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

  (c)If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

  (d) If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

  (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.Severability

If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.Headings For Reference Only

The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.Governing Law

The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

11.Source of Payments

All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

12.Payment Of Legal Fees

All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Savings Bank if Executive is successful on the merits pursuant to a legal judgment or settlement.

13.Successor To The Savings Bank or the Company

The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

14.Signatures

IN WITNESS WHEREOF, the Savings Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the day and date first above written.



ATTEST:                             SECURITY FEDERAL SAVINGS BANK
                                         OF MCMINNVILLE, TN


/s/D.R. Collette                    By: /s/Joe H. Pugh
----------------                        --------------


ATTEST:                             SECURITY BANCORP, INC.



/s/D.R. Collette                    By: /s/Joe H. Pugh
----------------                        ---------------



WITNESS:



/s/D.R. Collette                  By:  /s/John W. Duncan
----------------                       -----------------
                                          John W. Duncan

                             EXHIBIT 10(c)
                Severance Agreement with Ray Talbert

                                 AGREEMENT


     THIS AGREEMENT is made effective as of June 30, 1997 by and between SECURITY FEDERAL SAVINGS BANK OF MCMINNVILLE, TN (the "Savings Bank"); SECURITY BANCORP, INC. (the "Company"), a Tennessee corporation; and RAY TALBERT ("Executive").

     WHEREAS, Executive serves in the position of Executive Vice President of the Savings Bank, a with primary responsibility for commercial lending;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.Term Of Agreement

The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank ("Board") may extend the Agreement for an additional year. The Chief Executive Officer of the Savings Bank will conduct a performance evaluation of Executive for purposes of determining whether to extend the Agreement.

2.Payments To Executive Upon Change In Control.

(a)Upon the occurrence of a Change in Control (as herein defined) of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than Termination for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which, during the term of this Agreement, Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

(b)A "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

(c)Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.Termination

(a)Upon the occurrence of a Change in Control, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment other than for Termination for Cause, the Savings Bank shall be obligated to pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to three (3) times Executive's annual base salary as in effect on the effective date of a Change in Control. Such amount shall be paid to Executive in a lump sum no later than thirty (30) days after the date of his termination.

(b)Upon the occurrence of a Change in Control of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Savings Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months from the date of Executive's termination.

(c)Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 3(a) as the sole benefit payable under this Section
 3.

(d) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

4.Effect On Prior Agreements And Existing Benefit Plans

This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.No Attachment

(a)Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

(b)This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Savings Bank and their respective successors and assigns.

6.Modification And Waiver

(a)This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

(b)No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.Required Provisions

(a) The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

(b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

  (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

  (d) If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

  (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.Severability

If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.Headings For Reference Only

The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.Governing Law

The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

11.Source of Payments

All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

12.Payment Of Legal Fees

All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Savings Bank if Executive is successful on the merits pursuant to a legal judgment or settlement.

13.Successor To The Savings Bank or the Company

The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

14.Signatures

     IN WITNESS WHEREOF, the Savings Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the day and date first above written.



ATTEST:                             SECURITY FEDERAL SAVINGS BANK
                                    OF MCMINNVILLE, TN


/s/John Duncan                      By: /s/Joe H. Pugh
--------------                          --------------


ATTEST:                             SECURITY BANCORP, INC.



/s/John Duncan                      By: /s/Joe H. Pugh
--------------                          --------------


WITNESS:



/s/John Duncan                     By:  /s/Ray Talbert
--------------                          --------------
                                           Ray Talbert