Form 10QSB
period 1997-09-30
SECURITY BANCORP INC /TN
filed 1997-11-14
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended          September 30, 1997        .
                                      -----------------------------------

 [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to ______________

                Commission file number        0-22553
                                              -------

                          SECURITY BANCORP, INC.
                          ----------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

              Tennessee                                 62-1682697
              ---------                                 ----------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                306 West Main Street, McMinnville, TN  37110
                --------------------------------------------
                   Address of Principal Executive Offices

                               (931) 473-4483
                               --------------
              (Issuer's Telephone Number, Including Area Code)

                                     N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
  Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [X]  Yes                   [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                          436,425 shares outstanding on September 30, 1997

Transitional Small Business Disclosure Format (check one):

      [ ]  Yes                  [X]  No

                       SECURITY BANCORP, INC. AND SUBSIDIARY

                               MCMINNVILLE, TENNESSEE

                                       INDEX

PART I.                                                               PAGE(S)

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1996 and September 30, 1997 .....................    3

Consolidated Statements of Income (Unaudited)
  for the three and nine month periods
  ended September 30, 1996 and 1997 ..................................    4

Consolidated Statements of Stockholders' Equity (Unaudited)...........    5

Consolidated Statements of Cash Flows - (Unaudited)
  for the nine months ended September 30, 1996 and 1997...............    6

Notes to (Unaudited) Consolidated Financial Statements................  7-9

ITEM 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations...................... 10-14

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings............................................    15

Item 2. Changes in Securities........................................    15

Item 3. Defaults Upon Senior Securities..............................    15

Item 4. Submission of Matters to a Vote of Security Holders..........    15

Item 5. Other Information............................................    15

Item 6. Exhibits and Reports on Form 8-K.............................    15

Signatures...........................................................    16

                       SECURITY BANCORP, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                                    (Unaudited)
                      (in thousands except share information)

ASSETS                                                December 31, September 30,
                                                             1996        1997
                                                            ------      ------
Cash & Noninterest Earning Deposits                      $   1,098     $ 1,092
Investment Securities:  held to maturity                     2,830       2,603
   Available for sale                                        1,742       1,817
Loans receivable, net                                       36,667      41,613
Real estate owned                                                0           0
Premises and equipment, net                                    954       1,029
Federal Home Loan Bank stock                                   512         540
Accrued interest receivable                                    278         382
Prepaid expenses and other assets                               40          54
                                                            ------      ------
     TOTAL ASSETS                                         $ 44,121    $ 49,130
                                                            ======      ======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                  $ 35,790    $ 36,444
ESOP borrowing                                                   0
FHLB Borrowings                                              5,500       5,350
Advances from Borrowers for property taxes & insurance          66         373
Accrued interest payable                                        31          29
Accrued expenses and other liabilities                         126          86
Federal income taxes payable                                   158         324
                                                            ------      ------
     Total Liabilities                                      41,671      42,606

        STOCKHOLDERS' EQUITY

Common stock (436,425 shares, $.01 par value)                    0           4
Paid-in capital                                                  0       4,062
Retained earnings                                            2,305       2,616
Unrealized gain on securities available for sale,

  net of income taxes                                          145         191
Unearned compensation: employee stock ownership plan             0        (349)
                                                            ------      -------
     Total stockholders' equity                              2,450       6,524
                                                            ------      ------

     Total Liabilities and stockholders' equity           $ 44,121    $ 49,130
                                                            ======      ======


    The accompanying notes are an integral part of these consolidated financial statements.

                        SECURITY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Statements of Income
                                     (Unaudited)
                          (in thousands, except per share)

                       For 3 Months Ended Sept. 30   For 9 Months Ended Sept. 30
                              1996            1997              1996        1997
INTEREST INCOME:
  Loans                      $ 745           $ 908           $ 2,043     $ 2,595
  Investments                   73              65               295         200
  Interest earning deposits      1               3                 5           7
                               ---             ---             -----       -----
     Total interest income     819             976             2,343       2,802

INTEREST EXPENSE:
Deposits                       414            430              1,238       1,292
Advances                        54             82                113         290
                               ---            ---              -----       -----
  Interest Expense             468            512              1,351       1,582
  Provision for loan losses     15             15                 33          45
                               ---            ---              -----       -----
Net interest income after
  provision for loan losses    336            449                959       1,175

NON-INTEREST INCOME:
  Other                         44            112                180         265
                               ---            ---              -----       -----
  Total non-interest income     44            112                180         265

NON-INTEREST EXPENSES
Compensation                    97            118                262         326
Other employee benefits         38             43                106         113
Net occupancy expense           31             52                 89         128
Deposit insurance premiums     212              6                248          17
Data processing                 19             26                 60          83
Other                           68             98                197         279
                               ---            ---              -----       -----
  Total non-interest expenses  465            343                962         946

Income (loss) before
  income taxes                 (85)           218                177         494

Income tax expense (benefit)   (26)            85                 72         183
                              ----            ---              -----       -----
    Net income (loss)        $ (59)         $ 133             $  105      $  311
                              ====            ===              =====       =====

Weighted average common
 equivalent share outstanding:
  (See Note 3)                 N/A            N/A                N/A         N/A
Net income per share           N/A          $ .33                N/A         N/A


The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                     (in thousands except share information)
                                                                      Unrealiized  Unearned
                                  Common   Paid-in  Retained  Treasury  Gain on  Compensation
                                  Stock    Capital  Earnings   Stock  Securities  for ESOP   Total
                                  -----    -------  --------   -----  ---------   --------  ------
Balance at 12/31/96               $  -     $   -    $2,305     $   -    $  145    $    -    $2,450

Net income                           -         -       311         -         -         -       311

Unrealized gain on securities
  available for sale,
  net of income taxes                -         -         -         -        46         -        46

Sale of common stock
(436,425 shares)                     4     4,060         -         -         -     (349)     3,715

Unearned Compensation                -         2         -         -         -         -         2
                                 -----     -----     -----     -----     -----     -----     -----
Balance at 9/30/97              $    4    $4,062    $2,616    $    -    $  191    $(349)    $6,524
                                 =====     =====     =====     =====     =====     =====     =====


The accompanying notes are an integral part of these consolidated financial statements.

                                              5

                      SECURITY BANCORP. INC. AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                     NINE MONTHS ENDED SEPT. 30
                                                            1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $   105     $   311
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                               36          43
  Dividend on FHLB stock                                     (25)        (28)
  (Gain) loss on sale of investments                           2           -
  Provision for loan losses                                   33          45
  Increase (decrease) in interest receivable                  35         104
  (Increase) decrease in other assets                        (26)        (14)
  Increase (decrease) in accrued liabilities                 182         (40)
  Increase (decrease) in income taxes payable                (48)        128
  Increase (decrease) in deferred taxes payable               (3)         28
  Sale of mortgage loans held for sale                     4,070       4,289
  Originations of mortgage loans held for sale            (4,070)     (4,477)
  Total adjustments                                          186          78
                                                           ------      -----
Net cash provided by operating activities                    291         389

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments             (8,079)     (4,974)
  Loans purchased                                           (277)          -
  Purchase of:
    Available for sale - investment securities            (1,500)       (250)
    Held to maturity - investment securities                            (748)
  Proceeds from sale of:
    Available for sale - investment securities               999           -
    Available for sale - mortgage-backed securities          527           -
  Proceeds from maturities and repayments of:
    Held to maturity investment securities                 2,500        1000
    Held to maturity mortgage-backed securities              222         227
  Cash payments for the purchase of property                 (73)       (117)
  Proceeds from sale of foreclosed real estate                 -           -
                                                          -------     ------
Net cash provided (used) by investing activities          (5,681)     (4,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts              1,848         654
  Proceeds from FHLB advances                              3,350        (150)
  Net increase (decrease) in escrow accounts                 250         307
  Net proceeds from issuance of capital stock                  -       3,715
                                                           -----       -----
Net cash provided (used) by financing activities           5,448       4,526
                                                           -----       -----
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               58          53
CASH AND EQUIVALENTS, BEGINNING OF YEAR                      288       1,098
                                                           -----       -----
CASH AND EQUIVALENTS, END OF PERIOD                      $   346     $ 1,151
                                                           =====       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

  Interest expense                                       $ 1,350     $ 1,581
  Income taxes                                           $   120     $    84


The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  SECURITY BANCORP, INC.

Security Bancorp, Inc. (the "Company"), a Tennessee corporation, is the savings and loan holding company for Security Federal Savings Bank of McMinnville, TN (the "Savings Bank"). The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank effective June 30, 1997 (the "Conversion").

The consolidated financial statements included herein are for the Company and the Savings Bank.

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the Savings Bank for the year ended December 31, 1996.

3.  EARNINGS PER SHARE

Earnings per share for the three month period ended September 30, 1997 was 33(cent) per share. Earnings per share is not meaningful for 1996 or for the nine months ending September 30, 1997 because the mutual to stock conversion was not effective until June 30, 1997.

4.  STOCKHOLDERS' EQUITY

In connection with the Conversion, which was consummated on June 30, 1997, the Company issued and sold 436,425 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $4.1 million after conversion expenses of approximately $300,000. The Company retained $406,000 of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank.

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

5.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 4, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1997, the loan had an outstanding balance of approximately $349,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three and nine months ending September 30, 1997, there was no compensation from the ESOP. Compensation will be recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1997, the ESOP had 34,914 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. ASSET QUALITY

At September 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $23,000. The Company had no real estate acquired through foreclosure as of September 30, 1997. As a percentage of net loans at September 30, 1997, nonperforming loans was .06%. Total nonperforming assets as a percentage of total assets at September 30, 1997 was .05%.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996
   AND SEPTEMBER 30, 1997

The Company's total consolidated assets increased by approximately $5.0 million or 11.3%, from $44.1 million at December 31, 1996 to $49.1 million at September 30, 1997. The increase in assets for the period was primarily attributable to an increase in loans receivable and an increase in stockholders' equity resulting from capital raised during the stock conversion.

Loans receivable, net, were $41.6 million at September 30, 1997 compared to $36.7 million at December 31, 1996, a 13.4% increase. This increase was primarily attributable to an increase in first mortgage residential loans of $2.3 million, an increase in commercial loans of $2.1 million, and an increase in consumer loans of $500,000. The largest loan originated during this period was a commercial land development line of credit loan for $500,000 at 8.5% fixed for 5 years.

Deposits increased $700,000 or 1.8%, from $35.8 million at December 31, 1996 to $36.5 million at September 30, 1997. The increase in deposits was primarily attributable to an increase in commercial checking accounts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1997.

NET INCOME. Net income for the three months ended September 30, 1997 was $133,000 compared to a loss of $59,000 for the same quarter last year. The prior year's loss includes the one time pre-tax SAIF assessment of $193,000 levied by the Federal Deposit Insurance Corporation. The return on average assets was 1.11% for the three months ended September 30, 1997.

NET INTEREST INCOME. Net interest income increased $113,000 or 33.6% from $336,000 for the three months ended September 30, 1996 to $449,000 for the three months ended September 30, 1997. The interest rate spread increased from 3.38% for three months ending September 30, 1996 to 3.67% for the three months ending September 30, 1997 as a result of the average rates of the loan portfolio increasing more than the average rate of deposits and borrowings.

Total interest income increased $157,000 from $819,000 for the three months ended September 30, 1996 to $976,000 for the three months ended September 30, 1997. Interest on loans increased $163,000 or 21.9% as a result of a $6.4 million increase in average loans outstanding substantially in non-residential mortgage loans.

Interest expense increased $44,000 from $468,000 for the three months ended September 30, 1996 to $512,000 for the three months ended September 30, 1997. The increase for the three months ending September 30, 1997 was the result of an increase in the average balance of deposits and in the average balance of FHLB-Cincinnati advances, both of which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses for each of the three month periods ended September 30, 1996 and 1997 was $15,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at September 30, 1997.

NONINTEREST INCOME. Noninterest income increased 154.5% to $112,000 for the three months ended September 30, 1997 from $44,000 for the three months ended September 30, 1996. This increase is primarily due to gains from the sale of residential loans increasing $56,000 in the 1997 period due to selling more residential loans and implementing SFAS 125, accounting for transfers and servicing of financial assets, effective January 1, 1997. Additionally, noninterest income increased as a result of increased mortgage servicing income on loans sold and increasing service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses decreased 26.2% to $343,000 for the three months ended September 30, 1997 from $465,000 for the three months ended September 30, 1996. This decrease resulted primarily from the one time pre-tax SAIF assessment of $193,000 levied by the FDIC in the third quarter of 1996. As a result of the SAIF recapitalization, the Savings Bank's annual deposit insurance premiums decreased from 23 basis points to 6.5 basis points of assessable deposits effective January 1, 1997. Compensation and occupancy expenses increased by $20,000 and $21,000, respectively, from the three months ending September 30, 1996 to the three months ending September 30, 1997. These increases were primarily due to costs arising from opening the Smithville Highway branch in March, 1997. The increase in operating expenses of $30,000 for the three months ended September 30, 1997 is primarily due to marketing expenditures for deposits and the new costs associated with being a public company.

INCOME TAXES. Income tax expense for the three months ending September 30, 1997 was $85,000 compared to income tax benefit of $(26,000) for the same period in 1996. This increase was the result of pre-tax income increasing by $303,000 for the three months in 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1997

NET INCOME. Net income for the nine months ended September 30, 1997 was $311,000 compared to $105,000 for the nine months ended September 30, 1996, a 196.2% increase. The increase resulted primarily from the one-time pre-tax SAIF assessment levied by the FDIC in the third quarter of 1996. The return on average assets was .86% for the nine months ended September 30, 1997 compared to
 .34% for the nine months ended September 30, 1996.

NET INTEREST INCOME. Net interest income increased 22.5% to $1,175,000 for the nine months ended September 30, 1997 from $959,000 for the nine months ended September 30, 1996, as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 19.6% to $2,802,000 for the nine months ended September 30, 1997 from $2,343,000 for the same 1996 period primarily as a result of increases in both the average balance of and average yield on loans receivable, net. The average balance of loans receivable, net increased to $40.6 million from $34.1 million, and the average yield increased to 8.80% from 8.55%. Both increases are attributable to the substantial increase in nonresidential mortgage loans.

Interest expense increased 17.1% to $1,582,000 for the nine months ended September 30, 1997 from $1,351,000 for the same 1996 period, primarily as a result of an increase in average balances of interest-bearing deposits and FHLB-Cincinnati advances, both of which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $45,000 for the nine months ended September 30, 1997 compared to $33,000 for the nine months ended September 30, 1996. Management deemed the increase in the provision for loan losses necessary in light of the growth of the loan portfolio, particularly in the areas of nonresidential mortgage loans (i.e., construction, commercial real estate, acquisition and development, commercial business and consumer loans) that are generally considered to have a greater risk of loss. Management deemed the allowance for loan losses adequate at September 30, 1997.

NONINTEREST INCOME. Noninterest income increased 47.2% to $265,000 for the nine months ended September 30, 1997 from $180,000 for the same 1996 period. This increase is primarily due to gains from the sale of residential loans increasing $50,000 in the 1997 period due to selling more residential loans and implementing SFAS 125, accounting for transfers and servicing of financial assets, effective January 1, 1997. Additionally, noninterest income increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses decreased 2.4% from $962,000 for the nine months ended September 30, 1996 to $946,000 for the same period in 1997. The decrease is a result of the one-time SAIF assessment levied in the third quarter of 1996. Compensation and occupancy expense increased by $64,000 and $39,000, respectively, for the nine months ended September 30, 1997. These increases were primarily due to costs arising from opening the Smithville Highway Branch in March, 1997. The increase in other operating expenses of $82,000 for the nine months ended September 30, 1997 is primarily due to marketing expenditures for deposits and the new costs associated with being a public company. Offsetting these expense increases was a decrease in FDIC deposit insurance premiums. As a result of the SAIF recapitalization, the Saving Bank's annual deposit insurance premiums decreased from 23 basis points to 6.5 basis points of assessable deposits effective January 1, 1997.

INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 1997 was $183,000 compared to $72,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $317,000 for the nine months in 1997.

LIQUIDITY AND CAPITAL RESOURCES. The company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1997, the Savings Bank's liquidity ratio was 10.5% (required ratio at that date was 5% pursuant to OTS regulations). At September 30, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $1,582,000. At September 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

THE YEAR 2000 ISSUE. Management believes the Company has taken the necessary steps to adequately address the operational issues surrounding the Year 2000 and anticipates no material Year 2000 effects.

The Savings Bank exceeded all of its capital requirements at September 30, 1997. The Savings Bank had the following capital ratios at September 30, 1997:

PAGE

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                                   (Unaudited)

AS OF SEPTEMBER 30, 1997                ACTUAL                FOR CAPITAL           CATEGORIZED AS
                                                            ADEQUACY PURPOSES      "WELL CAPITALIZED"(1)
                                    AMOUNT    RATIO         AMOUNT     RATIO        AMOUNT    RATIO
Total Capital
(to risk weighted assets)          $ 6,251    20.97%       $ 2,385      8.00%      $ 2,981    10.00%


Tier I Capital
(to risk weighted assets)            5,929    19.89%         1,192      4.00%        1,789     6.00%


Tier 1 Capital
(to total assets)                    5,929    12.07%         1,474      3.00%        2,456     5.00%


Tangible Capital
(to total assets)                    5,929    12.07%           737      1.50%          N/A       -



(1) As categorized under the Prompt Corrective Action Provisions.




                                        14

PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
         Exhibits

         3(a) Charter of Security Bancorp, Inc.* 3(b) Bylaws of Security Bancorp, Inc.*

           10(a)   Employment Agreement with Joe H. Pugh
           10(b)   Severance Agreement with John W. Duncan
           10(c)   Severance Agreement with Ray Talbert

           27      Financial Data Schedule

                   Certain exhibits are incorporated by reference in this 10-Q by reference to the last 10-Q.

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

         ---------------------
         * Incorporated by reference to Registrant's Registration
           Statement on Form SB-2, as amended (File No. 333-6670)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SECURITY BANCORP, INC.

Date: November 12, 1997       By /s/ Joe H. Pugh
                                 ---------------
                                     Joe H. Pugh
                                     President and Chief Executive Officer


                              SECURITY BANCORP, INC.

Date: November 12, 1997       By /s/ John W. Duncan
                                 ------------------
                                     John W. Duncan
                                     Chief Financial Officer