Form 10KSB40
period 1997-12-31
SECURITY BANCORP INC /TN
filed 1998-03-31
CIK 1036124

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                    ---------------------------

                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:  0-22553

                        SECURITY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Tennessee                                        62-1682697
---------------------------------------------      --------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
 or organization)                                  Identification No.)

306 West Main Street, McMinnville, Tennessee            37110
---------------------------------------------      --------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (931) 473-4483
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to
  Section 12(g) of the Act:     Common Stock, par value $0.01 per share
                                ---------------------------------------
                                          (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                  ---    ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                             ---

     The registrant's revenues for the fiscal year ended December 31, 1997 were $4.2 million.

     As of March 2, 1998, there were issued and outstanding 436,425 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT." Based on the average of the bid and asked prices for the Common Stock on March 2, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $2.1 million (129,950 shares at $16.50 per share). For purposes of this calculation, officers and directors of the registrant and the Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan are considered nonaffiliates.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  Yes    No  X
                                                               ---   ---

                              PART I

Item 1. Description of Business
-------------------------------

General

     Security Bancorp, Inc. ("Corporation"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997. At December 31, 1997, the Corporation had total assets of $50.9 million, total deposits of $37.1 million and stockholders' equity of $6.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

     The Savings Bank was founded in 1960 as a federally chartered mutual savings and loan association under the name "Security Federal Savings and Loan Association." In January 1995, the Savings Bank adopted a federal mutual savings bank charter and changed its name to its current title. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1960.

     The Savings Bank is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using those funds to originate one- to four-family mortgage loans within its primary market area. To a lesser but growing extent, the Savings Bank also originates construction loans, commercial real estate loans, acquisition and development loans, commercial business loans and consumer loans.

Market Area

     The Savings Bank considers Warren County to be its primary market area. McMinnville, Tennessee, located in Warren County and known as the "Plant Nursery Capital of the World" is located in the middle of Tennessee on the Highland Rim of the Cumberland Mountains midway between Chattanooga and
Nashville.   In addition to the numerous plant nurseries located in Warren
County, over 50 industries located in Warren County produce products ranging from truck parts, electric motors, valves, and air conditioners to hardwood flooring, furniture, power woodworking tools and fire proof clothing. Large employers include Carrier Corporation, Bridgestone Tire and Rubber Company, Calasonic Yorozu Corporation, Magnetek/Century Electric and Findlay Industries.

Selected Financial Data

      This information is incorporated by reference from page 3 of the 1997 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

      This information is incorporated by reference from page 8 of the Annual Report.

Lending Activities

      General. At December 31, 1997, the Savings Bank's total loans receivable, net, was $43.1 million, or 84.6% of total assets. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $26.8 million, or 59.7% of the total loans receivable portfolio at December 31, 1997. In recent periods, the Savings Bank increased its origination of construction and non-residential mortgage loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio as of the dates indicated.

                                            At December 31,
                                 --------------------------------------
                                        1997                1996
                                 ------------------   -----------------
                                 Amount     Percent   Amount    Percent
                                 ------     -------   ------    -------
                                         (Dollars in thousands)
Real Estate Loans:
 Residential....................$26,765      59.69%   $24,691    65.04%
 Construction...................  3,726       8.31      3,965    10.44
 Commercial.....................  4,869      10.86      3,362     8.86
 Acquisition and development....    761       1.70        156     0.41
                                -------     ------    -------   ------
 Total real estate loans........ 36,121      80.56     32,174    84.75

Commercial business loans.......  3,816       8.51      2,263     5.96

Consumer loans:
 Automobile.....................  1,364       3.04      1,545     4.07
 Home equity and second
   mortgage.....................  1,465       3.26        728     1.92
 Unsecured......................    903       2.02        754     1.99
 Other..........................  1,169       2.61        498     1.31
                                -------     ------    -------   ------
 Total consumer loans...........  4,901      10.93      3,525     9.29
                                -------     ------    -------   ------
   Total loans.................. 44,838     100.00%    37,962   100.00%
                                            ======              ======
Less:

Loans in process................  1,397                 1,011
Unearned loan fees and
  discounts.....................     --                    --
Allowance for loan losses.......    339                   284
                                -------               -------
  Total loans receivable, net...$43,102               $36,667
                                =======               =======

     One- to Four-Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to four-family residences located in its primary market area. At December 31, 1997, $26.8 million, or 59.7% of the Savings Bank's total loan portfolio consisted of such loans. The Savings Bank originated $16.5 million and $12.5 million of one- to four-family residential mortgage loans during the years ended December 31, 1997 and 1996, respectively.

     The Savings Bank offers fixed-rate one- to four-family mortgage balloon loans with maturities ranging from three to five years and amortization schedules of up to 30 years. At the expiration of the balloon term, the Savings Bank has the option of calling the loan due and payable or adjusting the interest rate and rewriting the loan on similar maturity terms. At December 31, 1997, such loans amounted to $6.4 million or 24.1% of the one- to four- family mortgage loan portfolio. These loans are originated under terms, conditions and documentation that permit their sale to U.S. Government sponsored agencies such as the FHLMC. The Savings Bank generally sells its fixed-rate loans, servicing retained, to the FHLMC. See "-- Loan Originations, Sales and Purchases." Fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 1997, $15.1 million, or 56.7%, of the Savings Bank's one- to four-family residential loan portfolio consisted of ARM loans. Substantially all ARM loan originations do not meet the underwriting standards of the FHLMC and the Federal National Mortgage Association ("FNMA"). Such loans are retained primarily for the Savings Bank's portfolio. The Savings Bank currently originates ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively. At December 31, 1997, however, the majority of the portfolio consisted of ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 2% and 6%, respectively. The Savings Bank also offers a one year ARM loan at an initial below market "teaser" rate with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Borrowers, however, are qualified at the fully indexed rate. The Savings Bank's ARMs are typically based on a 30-year amortization schedule. The Savings Bank qualifies the borrowers on its ARM loans based on the initial rate. The Savings Bank's ARM loans do not provide for negative amortization.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates,the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds. The Savings Bank believes these risks, which have not had a material adverse effect on the Savings Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during an increasing interest rate environment.

     The Savings Bank also originates one- to four-family mortgage loans under Federal Housing Administration ("FHA") and Veterans Administration ("VA") programs and the Tennessee Housing and Development Agency, an affordable housing program. These loans are generally sold to private investors, servicing released (i.e., the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions is sold with the loan). See " -- Loan Originations, Sales and Purchases."

     The Savings Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Savings Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     One- to- four family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Savings Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan; however, the Savings Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     The Savings Bank also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans are generally short-term, fixed-rate, fully amortizing loans. At December 31, 1997 and 1996, such loans amounted to $241,000 and $253,000, respectively.

     Construction Lending. At December 31, 1997, construction loans amounted to $3.7 million, or 8.3% of total loans, substantially all of which were secured by one- to four-family residences located in the Savings Bank's primary market area.

     Construction loans are made for a term of up to 12 months. Construction loans are made at variable rates based on the prime lending rate with interest payable monthly. The Savings Bank originates construction loans to individuals who have a contract with a builder for the construction of their residence. The Savings Bank typically requires that permanent financing with the Savings Bank or some other lender be in place prior to closing any construction loan to an individual. To a lesser extent, the Savings Bank originates residential construction loans to local home builders, generally with whom it has an established relationship.

     Construction loans to builders are typically made with a maximum loan-to-value ratio of 80%. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans, which generally convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, are generally underwritten according to the underwriting standards for a permanent loan.

     The Savings Bank's construction loans to builders are made on a pre-sold basis or a speculative basis, meaning that at the time the loan was originated, there was no sale contract or permanent loan in place for the finished home. The Savings Bank generally limits its speculative lending to a few select local builders with whom it has an established relationship. The Savings Bank generally limits each builder to financing for no more than two speculative homes at any one time. The Savings Bank generally has no more than $300,000 outstanding at any one time to one builder for speculative construction. At December 31, 1997, speculative construction loans amounted to $591,000. At December 31, 1997, the largest amount outstanding to any builder was $186,000.

     Prior to making a commitment to fund a construction loan, the Savings Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. The Savings Bank's staff also reviews and inspects projects prior to disbursement of funds during the term of the construction loan. Loan proceeds are generally disbursed after inspection of the project.

     Although construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one- to four-family
mortgage lending.   Construction loans are more difficult to evaluate than
permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, the Savings Bank may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for new housing. Additionally, working out of problem construction loans is complicated by the fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold. This may require the Savings Bank to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

     The Savings Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to primarily residential properties, and limiting its speculative loans to a small number of well-known local builders. If the borrower is a corporation, the Savings Bank generally obtains personal guarantees from the principals.

      Commercial Real Estate Lending. At December 31, 1997, commercial real estate loans totaled $4.9 million, or 10.9% of total loans, compared to $3.4 million, or 8.9% of total loans, at December 31, 1996. Commercial real estate loans are secured by nurseries, churches, professional offices and other non-residential property. At December 31, 1997, the Savings Bank's largest outstanding commercial real estate loan was a $251,000 loan secured by commercial property located in the Savings Bank's primary market area. At December 31, 1997, this loan was performing according to its terms. Substantially all of the Savings Bank's commercial real estate loans are secured by property located within the Savings Bank's primary market area.

     The average size of the commercial real estate loan in the Savings Bank's loan portfolio is approximately $150,000. Commercial real estate loans generally are generally structured as balloon loans with a term of one to five years based on an amortization schedule of up to 20 years, with variable rates of interest based on the prime rate. Loan-to-value ratios may not exceed 80% of the appraised value of the underlying property. It is the Savings Bank's policy to obtain personal guarantees from all principals of corporate borrowers. In assessing the value of such guarantees, the Savings Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information, including rent rolls. The Savings Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Savings Bank generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

     Acquisition and Development Lending. The Savings Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1997, the Savings Bank had three acquisition and development loans with aggregate approved commitments of $1.1 million, of which an aggregate of $761,000 was outstanding. At December 31, 1997, the largest acquisition and development loan had an outstanding balance of $355,000 and was performing according to its terms. All of the acquisition and development loans are secured by properties located in the Savings Bank's primary market area.

     Until the fiscal year ended December 31, 1996, the Savings Bank had no acquisition and development loans outstanding. Acquisition and development loans are usually repaid through the sale of the developed land to a home builder. However, the Savings Bank believes that its acquisition and development loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Acquisition and development loans are secured by a lien on the property, made for a one year term, and with an interest rate that adjusts with the prime rate. The Savings Bank requires monthly interest payments during the term of the acquisition and development loan. After the expiration of the one year term, the loan is converted to a five year term loan and the Savings Bank requires a 20% reduction in principal during the first year. In addition, the Savings Bank obtains personal guarantees from the principals of its corporate borrowers. At December 31, 1997, the Savings Bank did not have any nonaccruing acquisition and development loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, the Savings Bank may be confronted with a property value of which is insufficient to assure full repayment. Furthermore, if the borrower defaults, the Savings Bank may have to expend its own funds to complete development and also incur costs associated with marketing and holding the building lots pending sale.

The Savings Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on acquisition and development loans to 75%.

     Commercial Business Lending. At December 31, 1997, commercial business loans amounted to $3.8 million, or 8.5% of total loans, compared to $2.3 million, or 6.0% of total loans, at December 31, 1996. Prior to fiscal 1996, the Savings Bank's commercial business lending constituted a relatively small amount of its lending activities. Consequently, it has limited historical experience in this area.

     Commercial business loans generally include equipment loans (i.e., trucks, tractors, etc.) with terms ranging up to 15 years and working capital lines of credit secured by inventory and accounts receivable. Commercial business loans are generally made in amounts up to $300,000. Unsecured lines of credit are made for amounts up to $100,000. Working capital lines of credit are generally renewable and made for a one-year term with the requirement that the borrower extinguish any outstanding balance for 30 consecutive days during the year. Interest rate loans are generally indexed to the prime rate. As with commercial real estate loans, the Savings Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     At December 31, 1997, the largest commercial business loan had an outstanding balance of $237,000, was secured by nursery and farm equipment, and was performing according to its terms.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit as an accommodation to its borrowers. See "-- Loan Commitments and Letters of Credit."

     Consumer Lending. At December 31, 1997, consumer loans totaled $4.9 million, or 10.9%, of the total loans, compared to $3.5 million, or 9.3% of total loans, at December 31, 1996. The majority of such loans originated by the Savings Bank have been made to its existing customers. The Savings Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

     Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Savings Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences and savings accounts, and unsecured loans for personal or household purposes.

     The largest category of the Savings Bank's consumer loan portfolio is home equity loans that are made on the security of residences. These loans normally do not exceed 95% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to ten years requiring monthly payments of principal and interest. At December 31, 1997, home equity and second mortgage loans totaled $1.5 million, or 3.3% of the total loan portfolio, compared to $728,000, or 1.9% of the total loan portfolio at December 31, 1996.

     The Savings Bank offers loans secured by new and used automobiles. At December 31, 1997, automobile loans totaled $1.4 million, or 3.0% of the total loan portfolio, compared to $1.5 million or 4.1% of the total loan portfolio at December 31, 1996. Automobile loans are offered with maturities of up to 60 months. The Savings Bank does not engage in indirect automobile lending through automobile dealers.

     At December 31, 1997, unsecured consumer loans amounted to $903,000, or 2.0% of total loans. These loans are normally made for a maximum of 24 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1997, no consumer loan was 90 days or more past due.

      Loan Maturity and Repricing. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                One
                                Year  3 Years 5 Years 10 Years
                       Within Through Through Through Through Beyond
                         One     3       5       10      15      15
                        Year   Years   Years   Years   Years   Years   Total
                        ----   -----   -----   -----   -----   -----   -----
                                             (In thousands)

Real Estate Loans:
  Residential........ $5,322  $3,322  $4,803  $4,027  $3,858  $6,194  $27,526
  Construction.......  2,329      --      --      --      --      --    2,329
  Commercial.........  2,265   1,252     620     498     204      30    4,869
Consumer and other
  loans..............  2,491   1,095   1,204     109       2      --    4,901
Commercial business
  loans..............  2,742     266     773      35      --      --    3,816
                     -------  ------  ------  ------  ------  ------  -------
 Total gross loans...$15,149  $5,935  $7,400  $4,669  $4,064  $6,224  $43,441
                     =======  ======  ======  ======  ======  ======  =======

     The following table sets forth the dollar amount of all loans due after one year after December 31, 1997, which have fixed interest rates and have floating or adjustable interest rates.

                               Fixed                 Floating or
                               Rates               Adjustable Rates
                               -----               ----------------
                                         (In thousands)

Real Estate Loans:
 Residential..................$ 8,852                  $13,352
 Construction.................     --                       --
 Commercial...................  1,898                      706
Consumer and other loans......  2,310                      100
Commercial business loans.....    822                      252
                              -------                  -------
     Total gross loans........$13,882                  $14,410
                              =======                  =======

     Loan Solicitation and Processing. Local realtors and home builders refer a significant number of loan applicants to the Savings Bank. Loan applicants also come through direct solicitation by Savings Bank personnel and walk-ins. Applications for one- to four- family mortgage loans are underwritten and closed based on FNMA and FHLMC standards, and other loan applications are underwritten and closed based on the Savings Bank's own guidelines. Title insurance is required on all loans originated for sale in the secondary market and for loans to be retained in the Savings Bank's portfolio if management determines the existence of a possible title risk to the Savings Bank. All mortgage loans require fire and extended coverage on appurtenant structures.

     Lending approval authorities, both individual and group, are based on whether or not the loan is secured or unsecured. Individual lending authorities range from $25,000 to $100,000 for secured loans and $2,500 to $25,000 for unsecured loans. The Management Loan Committee, consisting of the President, Executive Vice President, and Vice President of Secondary Marketing, must approve secured loans in excess of $100,000 and up to $150,000 and unsecured loans in excess of $25,000 and up to $50,000. The Loan Committee of the Board of Directors must approve secured loans in excess of $150,000 and up to $350,000 and unsecured loans in excess of $50,000 and up to $150,000. The full Board of Directors must approve secured loans in excess of $350,000, and unsecured loans in excess of $150,000, up to the Savings Bank's maximum legal lending limit. At December 31, 1997, that general limit was $976,000. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower." All of the above loan approval authorities relate to a borrower's total aggregate indebtedness excluding any loan made to finance the borrower's primary residence.

    Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by an independent fee appraiser approved by the Savings Bank and licensed or certified by the State of Tennessee. Applicants are promptly notified of the decision of the Savings Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Loan Originations, Sales and Purchases. The Savings Bank's primary lending activity has been the origination of one- to four- family residential mortgage loans. In recent periods, however, the Savings Bank has increased substantially its origination of construction and non-residential mortgage loans.

     The Savings Bank generally sells all residential real estate loans originated under FHA and VA programs and the Tennessee Housing Development Agency to private investors, servicing released. Such loans are sold on a "best efforts" basis generally against forward commitments, resulting in minimal pipeline risk to the Savings Bank. Pipeline risk is the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates.

     The Savings Bank generally sells all loans without recourse. The Savings Bank generally sells all conventional fixed-rate one- to four-family residential mortgage loans to the FHLMC, servicing retained. Such sales are generally without forward commitments, exposing the Savings Bank to pipeline risk generally for a period of 60 days. The Savings Bank's aggregate pipeline risk exposure typically amounts to $500,000 or less at any one time. By retaining the servicing, the Savings Bank receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 1997, the Savings Bank's servicing portfolio was $12.4 million. For the year ended December 31, 1997, loan servicing fees totaled $33,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of investors. The Savings Bank is able to invest these funds but is not required to pay interest on them. At December 31, 1997, such escrow balances totaled $47,000.

     SFAS No. 125 requires a mortgage banking enterprise, which sells or securitizes loans and retains the related servicing rights, to allocate the total cost of the mortgage loans to the servicing rights and the loans (without the servicing rights) based on their relative fair values. Accordingly, future changes in the fair value of capitalized mortgage servicing rights may require the enterprise to reduce the carrying value of
these rights by taking a charge against earnings.   See Note 1 to Notes to
Consolidated Financial Statements.

     Periodically, the Savings Bank purchases interests in loan participations. At December 31, 1997, the outstanding balance of such interests was $229,000 and were secured by various one- to four-family residential properties located in Clarksville and Millersville, Tennessee.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                     Year Ended December 31,
                                    -------------------------
                                    1997                 1996
                                    ----                 ----
                                         (In thousands)

Loans originated:
 Real Estate Loans:
  Residential(1)................   $16,516              $12,546

  Construction .................     5,316                4,044
  Commercial....................     1,360                3,576
  Acquisition and development...     1,100                  600
                                   -------              -------
     Total real estate loans....    24,292               20,766

 Commercial business loans......     3,760                2,417

 Consumer loans:
  Automobile....................     1,141                1,480
  Unsecured.....................     1,109                1,004
  Second mortgage and other.....     4,491                2,333
                                   -------              -------
     Total consumer loans.......     6,741                4,817
                                   -------              -------
       Total loans originated...    34,793               28,000

Loans purchased:
 Real Estate Loans:
  Residential...................        --                  277
  Construction .................        --                   --
  Commercial....................        --                   --
  Acquisition and development...        --                   --
                                   -------              -------
     Total real estate loans....        --                  277

 Commercial business loans......        --                   --

 Consumer loans.................        --                   --
                                   -------              -------
       Total loans purchased....        --                  277
                                   -------              -------
Loans sold:
 Whole loans....................     6,931                5,616
 Participation loans............        30                  109
                                   -------              -------
    Total loans sold............     6,961                5,725

Mortgage loan principal
  repayments....................    11,736                8,672

Other loan prepayments and change
  in unfunded loan commitments..     9,220                3,577
                                   -------              -------
Net loan activity...............     6,876               10,303
                                   -------              -------

Total gross loans at end of
  period........................   $44,838              $37,962
                                   =======              =======
---------
(1)   Includes loans originated for sale.

     Loan Commitments and Letters of Credit. The Savings Bank issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit and receives annual fees averaging approximately 0.5% of the amount of the letter of credit. Letters of credit are an off-balance sheet contingency. At December 31, 1997, the Savings Bank had $1.0 million of outstanding net loan commitments, including unused portions on commercial business lines of credit, and $586,000 of unexpired commercial and standby letters of credit. See Note 14 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $9,000 of net deferred mortgage loan fees at December 31, 1997.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower seven days after the payment due date and, if necessary, a second written notice follows after 16 days. Attempts to contact the borrower by telephone generally begin approximately 30 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. If management determines on the 90th day of delinquency that all remedies to cure the delinquency have been exhausted, the loan is placed on nonaccrual status and all previously recorded interest income is reversed. Consumer loans are charged off on the 120th day of delinquency.

     The Savings Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                 At December 31,
                                ----------------
                                  1997     1996
                                  ----     ----
                              (Dollars in thousands)

Loans accounted for on a
 nonaccrual basis:
  Real estate loans:
   Residential................... $50      $45
   Construction..................  --       --
   Commercial....................  --       --
   Acquisition and development...  --       --
                                  ---      ---
     Total real estate loans.....  50       45

  Commercial business loans......  --       --

  Consumer loans.................  --       --
                                  ---      ---
     Total.......................  50       45

Accruing loans which are
 contractually past due 90
 days or more:
  Real estate loans:
   Residential...................  --       --
   Construction..................  --       --
   Commercial....................  --       --
   Acquisition and development...  --       --
                                  ---      ---
     Total real estate loans.....  --       --

  Commercial business loans......  --       --

  Consumer loans.................  --        2
                                  ---      ---
    Total........................  --        2
                                  ---      ---
Total of nonaccrual and 90
  days past due loans............  50       47

Foreclosed property..............   5       --
                                  ---      ---
   Total nonperforming assets.... $55      $47
                                  ===      ===
Restructured loans...............  --       --

Loans delinquent 90 days
  or more to net loans...........0.12%    0.13%

Total loans delinquent 90 days
  or more to total assets........0.10%    0.11%

Total nonperforming assets to
  total assets . . . . . . . . . 0.11%    0.11%

     Gross interest income that would have been recorded for the year ended December 31, 1997 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on such loans that was included in net income for the year, were, in both cases, immaterial.

     Foreclosed Property. At December 31, 1997, the Savings Bank had $5,000 of foreclosed property. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the accounting methodology for foreclosed property.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss.
A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     The Savings Bank's senior officers meet monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

     At December 31, 1997 and 1996, the aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances for the period then ended, were as follows:

                                        At December 31,
                                        ---------------
                                        1997      1996
                                        ----      ----
                                        (In thousands)

Classified assets:
 Loss ................................  $ --      $ --
 Doubtful.............................    --         2
 Substandard assets...................   205       526
 Special mention .....................    63       292
                                        ----      ----
                                        $268      $820
                                        ====      ====
Loan loss allowance:
 General loss allowances..............  $339      $284
 Specific loss allowances.............    --        --

     At December 31, 1997, substandard assets and special mention assets consisted of primarily of one- to four- family residential mortgage loans.

     Allowance for Loan Losses. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     General valuation allowances are maintained to cover probable but unidentified losses in the loan portfolio. Management reviews the adequacy of the allowance at least quarterly based on its knowledge of the portfolio including current asset classifications, the Savings Bank's write-off history, economic conditions affecting the real estate markets and industry standards.

     Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

     Management believes that the allowance for loan losses at December 31, 1997 was adequate at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     The Savings Bank's market area consists of Warren County and surrounding counties. Real estate values have been stable to slightly increasing in recent periods. There can be no assurance as to the future performance of real estate market, including those in which the Savings Bank primarily operates. A downturn in the middle Tennessee real estate market could have a material adverse effect on the Savings Bank's operations. For example, depressed real estate values may result in increases in nonperforming assets, hamper disposition of such nonperforming assets and result in losses upon such disposition. In addition, a downturn in the general economic conditions of the Savings Bank's primary market area could be expected to have a material adverse effect on the Savings Bank's financial condition and results of operations.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                Year Ended December 31,
                                -----------------------
                                    1997      1996
                                    ----      ----
                               (Dollars in thousands)

Allowance at beginning
   of period....................   $284       $188
                                   ----       ----
Provision for loan losses.......     60        116
Recoveries:
  Real estate loans:
   Residential..................     --         --
   Construction.................     --         --
   Commercial...................     --         --
   Acquisition and development..     --         --
                                   ----       ----
     Total real estate loans....     --         --

  Commercial business loans.....     --         --

  Consumer loans................     10          4
                                   ----       ----
     Total recoveries...........     10          4

Charge-offs:
  Real estate loans:
   Residential..................     --         --
   Construction.................     --         --
   Commercial...................     --         --
   Acquisition and development..     --         --
     Total real estate loans....     --         --

  Commercial business loans.....     --         --

  Consumer loans................     15         24
                                   ----       ----
     Total charge-offs..........     15         24
                                   ----       ----
     Net charge-offs............      5         20
                                   ----       ----
     Balance at end of period...   $339       $284
                                   ====       ====
Ratio of allowance to total
 loans outstanding
 at end of the period...........   0.76%      0.75%

Ratio of net charge-offs to
 average loans outstanding
 during the period .............   0.01%      0.06%

 Ratio of allowance for
 loan losses to
 nonperforming assets........... 616.36%   631.11%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.


                                                 At December 31,
                             ----------------------------------------------
                                      1997                    1996
                             ---------------------   ----------------------
                                              % of                    % of
                                     As a %   Cate-          As a %   Cate-
                                     of Out   gory           of Out   gory
                                    standing   to           standing    to
                                    Loans in  Total         Loans in  Total
                             Amount Category  Loans  Amount Category  Loans
                             ------ --------  -----  ------ --------  -----
                                             (Dollars in thousands)

Real estate loans:
  Residential...............  $152    0.57%  44.84%   $141    0.57%  49.65%
  Construction .............    38    1.02   11.21      40    1.01   14.08
  Commercial................    51    1.05   15.04      38    1.13   13.38
  Acquisition and
    development.............    10    1.31    2.95       3    1.92    1.06
Commercial business loans...    38    1.00   11.21      23    1.02    8.10
Consumer and other loans....    50    1.02   14.75      39    1.11   13.73
                              ----          ------    ----          ------
  Total allowance for
    loan losses.............  $339          100.00%   $284          100.00%
                              ====          ======    ====          ======
Investment Activities

     The Savings Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Savings Bank is also required to maintain an investment in FHLB stock as a condition of membership in the FHLB-Cincinnati.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1997, the Savings Bank's regulatory liquidity of 8.8% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Annual Report and "REGULATION."

     The Savings Bank's President and Chief Executive Officer determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Savings Bank's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). The Savings Bank's policies provide that investment purchases be ratified at monthly Board of Directors meetings. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Savings Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Savings Bank's credit and interest rate risk, and risk-based capital is also considered. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities.

     The following table sets forth the composition of the Savings Bank's securities portfolio at the dates indicated.

                                             At December 31,
                                 ----------------------------------------
                                         1997               1996
                                 ------------------  --------------------
                                 Carrying Percent of Carrying  Percent of
                                   Value  Portfolio   Value    Portfolio
                                   -----  ---------   -----    ---------
                                          (Dollars in thousands)

Available for sale:
FHLMC stock...................... $    9     0.22%    $    9     0.19%
U.S. Government and
    agency obligations...........  1,000    24.92      1,500    30.92
Mortgage-backed securities.......     --       --         --       --
                                  ------   ------     ------   ------
      Total available for sale...  1,009    25.14      1,509    31.11

Held to maturity:
Certificates of deposit..........     --       --         --       --
FHLB stock.......................    550    13.71        512    10.55
U.S. Government and
    agency obligations...........  1,248    31.10      1,250    25.77
Mortgage-backed securities.......  1,206    30.05      1,580    32.57
                                  ------   ------     ------   ------
    Total held to maturity.......  3,004    74.86      3,342    68.89
                                  ------   ------     ------   ------
Total............................ $4,013   100.00%    $4,851   100.00%
                                  ======   ======     ======   ======

     At December 31, 1997, the FHLMC stock had an estimated fair value of $386,000, the portfolio of U.S. Government and agency securities (both available-for-sale and held-to-maturity) had an aggregate estimated fair value of $2.2 million and the portfolio of mortgage-backed securities
(held-to-maturity) had an estimated fair value of $1.2 million.

     At December 31, 1997, mortgage-backed securities consisted of FHLMC, FMNA and GNMA issues, all of which were classified as held-to-maturity. At December 31, 1997, their amortized cost was $1.2 million and all had fixed-rates of interest. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 8.5% and had a weighted average yield of 7.3% during the year ended December 31, 1997.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent interests in pools of single-family or multi-family mortgages in which payments of both principal and interest on the securities are generally made monthly. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Savings Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Savings Bank. These types of securities also permit the Savings Bank to optimize its regulatory capital because they have low risk weighting.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such
securities.   Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because, to the extent that the Savings Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.



     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 1997.

                                Less Than       Over One to        Over Five to         Over Ten
                                One Year         Five Years         Ten Years            Years
                             -------------     --------------     --------------     --------------
                             Amount  Yield     Amount   Yield     Amount   Yield     Amount   Yield
                             ------  -----     ------   -----     ------   -----     ------   -----
                                           (Dollars in thousands)
Available for Sale:
FHLMC Stock.................$  9     39.58%   $  --       --%     $  --      --%     $  --      --%
U.S. Government and
  agency obligations........  --        --    1,000     6.01         --      --         --      --
Mortgage-backed securities..  --        --       --       --         --      --         --      --

Held to Maturity:
FHLB Stock.................. 550      7.42       --       --         --      --         --      --
U.S. Government and
  agency obligations........ 250      5.76      998     6.45         --      --         --      --
Mortgage-backed securities..  --        --       --       --      1,206    7.15         --      --




     The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments such as "forwards," "futures," "options" or "swaps.

     At December 31, 1997, the Savings Bank did not hold any "high risk mortgage securities" subject to OTS Thrift Bulletin Number 52. The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank's deposit mix and pricing is generally reviewed weekly. The Savings Bank does not accept brokered deposits but does accept deposits from municipalities and other public entities. Substantially all of the Savings Bank's depositors are residents of the State of Tennessee. At December 31, 1997, such public deposits amounted to $201,000.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 1997.

Weighted                                                              Per-
Average                                                              centage
Interest                                          Minimum            of Total
Rate        Term   Checking and Savings Deposits   Amount   Balance  Deposits
----        ----   -----------------------------   ------   -------  --------
                                                        (In thousands)

2.50%        --         NOW accounts               $  500   $2,328     6.63%
2.88         --         Savings accounts               10    3,843    10.95
3.23         --         Money market deposit        1,000      288     0.82

                        Certificates of Deposit
                        -----------------------
4.51         3 month    Fixed-term, fixed-rate      1,000      319     0.91
5.10         6 month    Fixed-term, fixed-rate      1,000    6,360    18.12
5.52         12 month   Fixed-term, fixed-rate        500    7,116    20.26
5.97         16 month   Fixed-term, fixed rate        500      930     2.65
5.60         18 month   Fixed-term, fixed-rate        500      700     1.99
5.46         18 month   Step up                       500      571     1.63
5.79          2 year    Fixed-term, fixed-rate        500    4,440    12.64
5.73          3 year    Fixed-term, fixed-rate        500    3,174     9.04
5.99         42 month   Fixed-term, fixed-rate        500       20     0.06
5.93          4 year    Fixed-term, fixed-rate        500    1,256     3.58
6.08          5 year    Fixed-term, fixed-rate        500    1,768     5.04
5.44         18 month   Fixed-term, fixed-rate IRA     10    1,498     4.27
5.36         18 month   Adjustable-rate IRA            10      495     1.41
                                                           -------   ------
                                                           $35,106   100.00%
                                                           =======   ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 1997. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period                   Certificates of Deposit
---------------                   -----------------------
                                      (In thousands)

Three months or less .................     $  420
Over three through six months.........      1,196
Over six through twelve months........      1,519
Over twelve months ...................      1,800
                                           ------
     Total............................     $4,935
                                           ======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                               At December 31,
                                -------------------------------------------
                                          1997                   1996
                                --------------------------  ---------------
                                         Percent                    Percent
                                           of    Increase              of
                                Amount   Total  (Decrease)  Amount   Total
                                ------   -----  ----------  ------   -----
                                           (Dollars in thousands)

Non-interest bearing
  demand accounts ............  $1,955    5.26%  $  242    $1,713     4.78%
NOW accounts..................   2,328    6.27      768     1,560     4.36
Passbook accounts.............   3,843   10.35     (626)    4,469    12.49
Money market deposit accounts.     288    0.99      135       153     0.43

Fixed-rate certificates which mature:
  Within 1 year...............  19,387   52.20   (1,236)   20,623    57.62
  After 1 year, but within
    2 years ..................   6,665   17.94    2,850     3,815    10.66
  After 2 years, but within
    5 years...................   2,595    6.99     (862)    3,457     9.66
  Certificates maturing
    thereafter ...............      --      --       --        --       --
                               -------  ------   ------   -------   ------
     Total.................... $37,061  100.00%  $1,271   $35,790   100.00%
                               ======= =======   ======   =======   ======
Time Deposits by Rates

  The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                   At December 31,
                                 -----------------
                                 1997         1996
                                 ----         ----
                                   (In thousands)

4.01 - 5.00% ................. $    419   $ 3,324
5.01 - 6.00% .................   25,837    21,483
6.01 - 7.00% .................    2,381     3,078
7.01 - 8.00% .................       10        10
                                -------   -------
Total.........................  $28,647   $27,895
                                =======   =======
Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                 Amount Due
                 --------------------------------------
                                                                  Percent
                 Less Than                        After           of Total
                   One      1-2     2-3    3-4      4           Certificate
                   Year    Years   Years  Years   Years   Total  Accounts
                   ----    -----   -----  -----   -----   -----  --------
                                          (Dollars in thousands)

4.01 - 5.00%     $   380   $   39 $   --  $  --  $  --  $   419    1.46%
5.01 - 6.00%      17,981   5,471   1,620    387    378   25,837   90.19
6.01 - 7.00%       1,013   1,135     166     21     46    2,381    8.31
7.01 - 8.00%          10      --      --     --     --       10    0.04
                 -------  ------  ------  -----  -----  -------  ------
Total            $19,384  $6,645  $1,786  $ 408  $ 424  $28,647  100.00%
                 =======  ======  ======  =====  =====  =======  ======

Savings Activities

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                          Year Ended December 31,
                                        ---------------------------
                                        1997                   1996
                                        ----                   ----
                                                (In thousands)

Beginning balance...................  $35,790                $32,398

Net increase (decrease) before
  interest credited.................       (2)                 2,207
Interest credited ..................    1,273                  1,185
                                      -------                -------
Net increase in savings deposits....    1,271                  3,392
                                      -------                -------
Ending balance......................  $37,061                $35,790
                                      =======                =======
     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Cincinnati are typically secured by the Savings Bank's first mortgage loans. At December 31, 1997, the Savings Bank had $6.5 million of borrowings from the FHLB-Cincinnati at a weighted average rate of 6.4%. Such borrowings have contractual maturities through the year ending December 31, 1999 and are secured by a blanket lien on $9.8 million of one- to four-family residential real estate loans and by FHLB-Cincinnati stock with a carrying value of $550,000 at December 31, 1997. See Note 8 of Notes to Consolidated Financial Statements.

     The FHLB-Cincinnati functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

    The following tables set forth certain information regarding short-term borrowings by the Savings Bank at the end of and during the periods indicated.

                                        At December 31,
                                        ----------------
                                         1997      1996
                                         ----      ----
                                     (Dollars in thousands)

FHLB-Cincinnati advances outstanding.. $4,500     $2,500

Weighted average rate paid
 on FHLB-Cincinnati advances..........  6.51%      6.59%

                                     Year Ended December 31,
                                     -----------------------
                                         1997      1996
                                         ----      ----
                                     (Dollars in thousands)

Maximum amount of FHLB-Cincinnati
 advances at any month end............ $8,300     $4,400

Approximate average FHLB-Cincinnati
  advances outstanding................  6,250      3,500

Approximate weighted average rate
 paid on FHLB-Cincinnati advances.....  6.08%      5.50%
-----------------
(1) Computed using the weighted rates of each individual transaction.

                                REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Cincinnati. The Savings Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $550,000 at December 31, 1997. Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Savings Bank.

     The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

    The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At December 31, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the regulations, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a

QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the Savings Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

      A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Savings Bank's limit on loans to one borrower was $976,000. At December 31, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $591,000.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions under the HOLA. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                 TAXATION

Federal Taxation

     General. The Corporation and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank.

The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

     Dividends-Received Deduction. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. There have not been any IRS audits of the Savings Bank's Federal income tax returns or audits of the Savings Bank's state income tax returns during the past five years.

State Taxation

     The Tennessee franchise tax rate applicable to the Savings Bank is 0.25% of the total base (capital stock and retained earnings). Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of the Savings Bank's state tax returns during the past five years.

     For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

     As of December 31, 1997, the Savings Bank had 16 full-time and four part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Properties
----------------------------------

     At December 31, 1997, the net book value of the Savings Bank's premises and equipment totaled $1.1 million.

     The Savings Bank's 7,140 square foot main office is located at 306 West Main Street, McMinnville, Tennessee, which opened in 1969. The Savings Bank owns the building and real estate. An ATM is installed at this location.

     On March 10, 1997, the Savings Bank opened a 1,560 square foot branch office at 1017 New Smithville Highway, McMinnville, Tennessee. The Savings Bank owns the building and real estate. An ATM also is installed at this location.

     The Savings Bank also operates a proprietary ATM at the Country Club Market near McMinnville, Tennessee.

     The Savings Bank uses an outside data processor to post transactions to its loan and deposit accounts. As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The Savings Bank has developed a plan to analyze how the Year 2000 will impact its operations and related vendors given the service bureau environment that the Savings Bank operates. The Savings Bank will continued to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. Given the service bureau environment under which the Savings Bank operates, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                 PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters
---------------------------------------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of December 31, 1997 and 1996
     (b) Consolidated Statements of Income for the Years Ended December 31, 1997 and 1996
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1997 and 1996
     (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 1997 and 1996
     (e)  Notes to Consolidated Financial Statements

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                 PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.


                    Age at
                  December 31,
Name                 1997          Position
----                 ----          --------

Earl H. Barr          60           Chairman of the Board
Joe H. Pugh           41           President and Chief Executive Officer
Donald R. Collette    61           Treasurer and Secretary
Ray Talbert           52           Executive Vice President, Commercial Loan
                                    Officer and Branch Manager
John W. Duncan        32           Vice President and Chief Financial Officer

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

     Earl H. Barr is the owner and manager of Barr's Inc., a retail furniture store, in McMinnville, Tennessee. He is the past Chairman of the Board of the Chamber of Commerce and a member of the Board of the McMinnville Housing Authority. Mr. Barr is a member of the McMinnville Chamber of Commerce Board, the American Heart Association Board, the American Red Cross-McMinnville Board, the McMinnville Noon Rotary Club and the Warren County Homebuilders Association.

     Joe H. Pugh has been employed by the Savings Bank since 1978 and has served as President and Chief Executive Officer since 1993. He is a member of the McMinnville Chamber of Commerce Board and the McMinnville Noon Rotary Club.

     Donald R. Collette is General Manager and Chief Executive Officer of McMinnville Electric System, McMinnville, Tennessee. He is past president of the McMinnville Chamber of Commerce, a member of the McMinnville Economic Development Committee and the McMinnville Rotary Club.

     Ray Talbert has been employed by the Savings Bank since February 1996. Before joining the Savings Bank, he was employed as a Senior Vice President by Bank of McMinnville, McMinnville, Tennessee. Mr. Talbert is a member of the Warren County Chamber of Commerce, the Warren County Home Builders Association and the Merchants Retail Credit Bureau.

     John W. Duncan has been employed by the Savings Bank since 1993. Prior to that, Mr. Duncan was a Bank Examiner for the Tennessee Department of Financial Institutions. He is a member of the McMinnville Noon Exchange Club and past treasurer for Leadership McMinnville.

     Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)     Security Ownership of Certain Beneficial Owners

                 Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

         (b)     Security Ownership of Management

                 Information required by this item is incorporated herein by reference to the sections captioned and "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I
                 - Election of Directors" of the Proxy Statement.

         (c)     Changes in Control

                 The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)    Exhibits

            3.1 Charter of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (333-6670))

            3.2 Bylaws of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (333-6670))

            10.1 Employment Agreement with Joe H. Pugh (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997)

            10.2 Severance Agreement with John W. Duncan (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997)

            10.3 Severance Agreement with Ray Talbert (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997)

            10.4 Security Federal Savings Bank of McMinnville, TN 401(k) Plan (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form SB-2 (333-6670))

            10.5 Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan

            10.6 Security Bancorp, Inc. Management Recognition and Development Plan (incorporated by reference to Exhibit A to the registrant's Annual Meeting Proxy Statement dated March 16, 1998)

            10.7 Security Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit B to the registrant's Annual Meeting Proxy Statement dated March 16, 1998)

            13    Annual Report to Stockholders

            21    Subsidiaries of the Registrant

            27    Financial Data Schedule

       (b)  Report on Form 8-K

            No Forms 8-K were filed during the quarter ended December 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY BANCORP, INC.



Date: March 25, 1998                By: /s/Joe H. Pugh
                                        --------------------------
                                        Joe H. Pugh
                                        President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/Joe H. Pugh                                    March 25, 1998
    --------------------------------------------
    Joe H. Pugh
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/John W. Duncan                                 March 25, 1998
    --------------------------------------------
    John W. Duncan
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Earl H. Barr                                   March 25, 1998
    --------------------------------------------
    Earl H. Barr
    Chairman of the Board and Director


By: /s/Dr. Raymond Neil Schultz                       March 25, 1998
    --------------------------------------------
    Dr. Raymond Neil Schultz
    Director


By:                                                   March   , 1998
    --------------------------------------------            --
    Dr. John T. Mason, III
    Director


By:                                                   March   , 1998
    --------------------------------------------            --
    Robert W. Newman
    Director


By: /s/Donald R. Collette                             March 25, 1998
    --------------------------------------------
    Donald R. Collette
    Director


By:                                                   March   , 1998
    --------------------------------------------            --
    Dr. Franklin J. Noblin
    Director

                               Exhibit 10.5

                      Employee Stock Ownership Plan

                  SECURITY FEDERAL SAVINGS BANK

                  EMPLOYEE STOCK OWNERSHIP PLAN

                 Effective as of January 1, 1997

                   SECURITY FEDERAL SAVINGS BANK

                  EMPLOYEE STOCK OWNERSHIP PLAN

                        TABLE OF CONTENTS

                                                            Page

PREAMBLE . . . . . . . . . . . . . . . . . . . . .. . . . . . 1

                             ARTICLE I
               DEFINITION OF TERMS AND CONSTRUCTION

1.1  Definitions . . . . . . . . . . . . . . . . .. . . . . . 2
1.2  Plurals and Gender  . . . . . . . . . . . . .. . . . . . 7
1.3  Incorporation of Trust Agreement. . . . . . .. . . . . . 7
1.4  Headings. . . . . . . . . . . . . . . . . . .. . . . . . 7
1.5  Severability. . . . . . . . . . . . . . . . .. . . . . . 8
1.6  References to Governmental Regulations. . . .. . . . . . 8

                            ARTICLE II
                           PARTICIPATION

2.1  Commencement of Participation . . . . . . . .. . . . . . 9
2.2  Termination of Participation. . . . . . . . .. . . . . . 9
2.3  Resumption of Participation . . . . . . . . .. . . . . . 9
2.4  Determination of Eligibility. . . . . . . . .. . . . . .10

                            ARTICLE III
                         CREDITED SERVICE

3.1  Service Counted for Eligibility Purposes. . .. . . . . .11
3.2  Service Counted for Vesting Purposes. . . . .. . . . . .11
3.3  Credit for Pre-Break Service. . . . . . . . .. . . . . .11
3.4  Service Credit During Authorized Leaves . . .. . . . . .11
3.5  Service Credit During Maternity or Paternity Leave.. . .12
3.6  Ineligible Employees. . . . . . . . . . . . . . . .. . .12

                            ARTICLE IV
                           CONTRIBUTIONS

4.1  Employee Stock Ownership Contributions. . . . . . .. . .13
4.2  Time and Manner of Employee Stock Ownership
       Contributions. . . . . . . . . . . . . . . . . . . . .13

4.3  Records of Contributions. . . . . . . . . . .  . . . . .14
4.4  Erroneous Contributions . . . . . . . . . . .  . . . . .14

                             ARTICLE V
               ACCOUNTS, ALLOCATIONS AND INVESTMENTS

5.1  Establishment of Separate Participant Accounts.  . . . .15
5.2  Establishment of Suspense Account . . . . . . .  . . . .15
5.3  Allocation of Earnings, Losses and Expenses . .  . . . .16
5.4  Allocation of Forfeitures . . . . . . . . . . .  . . . .16
5.5  Allocation of Annual Employee Stock Ownership
       Contributions . . . . . . . . . . . . . . . . . . . . 16
5.6  Limitation on Annual Additions. . . . . . . . . . .  . .17
5.7  Erroneous Allocations . . . . . . . . . . . . . . .  . .20
5.8  Value of Participant's Interest in Fund . . . . . .  . .21
5.9  Investment of Account Balances. . . . . . . . . . .  . .21

                            ARTICLE VI
         RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

6.1  Normal Retirement . . . . . . . . . . . . . . . . .  . .22
6.2  Early Retirement. . . . . . . . . . . . . . . . . .  . .22
6.3  Disability Retirement . . . . . . . . . . . . . . .  . .22
6.4  Death Benefits. . . . . . . . . . . . . . . . . . .  . .22
6.5  Designation of Death Beneficiary and Manner of Payment .23

                            ARTICLE VII
                      VESTING AND FORFEITURES

7.1  Vesting on Death, Disability, Retirement, Change in
      Control. . . . . . . . . . . . . . . . . . . . . . .  .24
7.2  Vesting on Termination of Participation . . . . . . .  .24
7.3  Disposition of Forfeitures. . . . . . . . . . . . . .  .25

                           ARTICLE VIII
                  EMPLOYEE STOCK OWNERSHIP RULES

8.1  Right to Demand Employer Securities . . . . . . . . .  .26
8.2  Voting Rights . . . . . . . . . . . . . . . . . . . .  .26
8.3  Nondiscrimination in Employee Stock Ownership
      Contributions. . . . . . . . . . . . . . . . . . . .  .26
8.4  Dividends . . . . . . . . . . . . . . . . . . . . . .  .27
8.5  Exempt Loans. . . . . . . . . . . . . . . . . . . . .  .27
8.6  Exempt Loan Payments. . . . . . . . . . . . . . . . .  .28
8.7  Put Option. . . . . . . . . . . . . . . . . . . . . .  .29
8.8  Diversification Requirements. . . . . . . . . . . . .  .30

8.9   Independent Appraiser. . . . . . . . . . . . . .  . . .30
8.10  Limitation on Allocation . . . . . . . . . . . .  . . .30

                            ARTICLE IX
                    PAYMENTS AND DISTRIBUTIONS

9.1   Payments on Termination of Service -- In General  . . .32
9.2   Commencement of Payments . . . . . . . . . . . .  . . .32
9.3   Mandatory Commencement of Benefits . . . . . . .  . . .32
9.4   Required Beginning Date. . . . . . . . . . . . .  . . .35
9.5   Form of Payment. . . . . . . . . . . . . . . . .  . . .35
9.6   Payments Upon Termination of Plan. . . . . . . .  . . .35
9.7   Distribution Pursuant to Qualified Domestic Relations
       Orders . . . . . . . . . . . . . . . . . . . . .  .. .36
9.8   Cash-Out Distributions . . . . . . . . . . . . . .. . .36
9.9   ESOP Distribution Rule . . . . . . . . . . . . . .. . .37
9.10  Withholding. . . . . . . . . . . . . . . . . . . .. . .37
9.11  Waiver of 30-day Notice. . . . . . . . . . . . . .. . .38

                             ARTICLE X
              PROVISIONS RELATING TO TOP-HEAVY PLANS

10.1  Top-Heavy Rules to Control . . . . . . . . . . . .. . .39
10.2  Top-Heavy Plan Definitions . . . . . . . . . . . .. . .39
10.3  Calculation of Accrued Benefits. . . . . . . . . .. . .41
10.4  Determination of Top-Heavy Status. . . . . . . . .. . .42
10.5  Determination of Super Top-Heavy Status. . . . . .. . .43
10.6  Minimum Contribution . . . . . . . . . . . . . . .. . .43
10.7  Maximum Benefit Limitation . . . . . . . . . . . .. . .44
10.8  Vesting. . . . . . . . . . . . . . . . . . . . . .. . .44

                            ARTICLE XI
                          ADMINISTRATION

11.1  Appointment of Administrator . . . . . . . . . . .. . .45
11.2  Resignation or Removal of Administrator. . . . . .. . .45
11.3  Appointment of Successors: Terms of Office, Etc. .. . .45
11.4  Powers and Duties of Administrator . . . . . . . .. . .45
11.5  Action by Administrator. . . . . . . . . . . . . .. . .46
11.6  Participation by Administrators. . . . . . . . . .. . .47
11.7  Agents . . . . . . . . . . . . . . . . . . . . . .. . .47
11.8  Allocation of Duties . . . . . . . . . . . . . . .. . .47
11.9  Delegation of Duties . . . . . . . . . . . . . . .. . .47
11.10 Administrator's Action Conclusive. . . . . . . . .. . .47
11.11 Compensation and Expenses of Administrator . . . .. . .47

11.12 Records and Reports. . . . . . . . . . . . . . . . .. .48
11.13 Reports of Fund Open to Participants . . . . . . . .. .48
11.14 Named Fiduciary. . . . . . . . . . . . . . . . . . .. .48
11.15 Information from Employer. . . . . . . . . . . . . .. .48
11.16 Reservation of Rights by Employer. . . . . . . . . .. .48
11.17 Liability and Indemnification. . . . . . . . . . . .. .49
11.18 Service as Trustee and Administrator . . . . . . . .. .49

                            ARTICLE XII
                         CLAIMS PROCEDURE

12.1  Notice of Denial . . . . . . . . . . . . . . . . . .. .50
12.2  Right to Reconsideration . . . . . . . . . . . . . .. .50
12.3  Review of Documents. . . . . . . . . . . . . . . . .. .50
12.4  Decision by Administrator. . . . . . . . . . . . . .. .50
12.5  Notice by Administrator. . . . . . . . . . . . . . .. .50


                           ARTICLE XIII
                AMENDMENTS, TERMINATION AND MERGER

13.1  Amendments . . . . . . . . . . . . . . . . . . . . .. .51
13.2  Consolidation, Merger or Other Transactions of
       Employer. . . . . . . . . . . . . . . . . . . . . . . 51
13.3  Consolidation or Merger of Trust . . . . . . . . .  . .52
13.4  Bankruptcy or Insolvency of Employer . . . . . . .  . .52
13.5  Voluntary Termination. . . . . . . . . . . . . . .  . .53
13.6  Partial Termination of Plan or Permanent Discontinuance
       of Contributions. . . . . . . . . . . . . . . . .  . .53

                            ARTICLE XIV
                           MISCELLANEOUS

14.1  No Diversion of Funds. . . . . . . . . . . . . . .  . .54
14.2  Liability Limited. . . . . . . . . . . . . . . . .  . .54
14.3  Incapacity . . . . . . . . . . . . . . . . . . . .  . .54
14.4  Spendthrift Clause . . . . . . . . . . . . . . . .  . .54
14.5  Benefits Limited to Fund . . . . . . . . . . . . .  . .55
14.6  Cooperation of Parties . . . . . . . . . . . . . .  . .55
14.7  Payments Due Missing Persons . . . . . . . . . . .  . .55
14.8  Governing Law. . . . . . . . . . . . . . . . . . .  . .55
14.9  Nonguarantee of Employment . . . . . . . . . . . .  . .55
14.10 Counsel. . . . . . . . . . . . . . . . . . . . . .  . .56

                   Security Federal Savings Bank

                   EMPLOYEE STOCK OWNERSHIP PLAN

                             PREAMBLE

     Effective as of January 1, 1997, Security Federal Savings Bank (the "Sponsor"), a federally chartered stock savings bank (the "Sponsor"), has adopted the Security Federal Savings Bank Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the requirements of an employee stock ownership plan as described at Section 4975(e)(7) of the Code and Section 407(d)(6) of ERISA. The primary purpose of the employee stock ownership plan is to invest in employer securities. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of ERISA.

     The terms of this Plan shall apply only with respect to Employees of the Employer on and after January 1, 1997.

                             ARTICLE I

               DEFINITION OF TERMS AND CONSTRUCTION

     1.1     Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

     (a) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute.

     (b) "Administrator" shall mean the administrative committee provided for in Article XI.

     (c) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's accounts under this Plan and under any other qualified defined contribution plan to which the Employer contributes for any Limitation Year, consisting of the following:

          (1) Employer contributions;

          (2) Forfeitures; and

          (3) Voluntary contributions (if any).

     (d) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

          (1) Service in any of the armed forces of the United States for up to 36 months, provided that the Employee resumes Service within 90 days after discharge, or such longer period of time during which such Employee's employment rights are protected by law; or

          (2) Any other absence or leave expressly approved and granted by the Employer which does not exceed 24 months, provided that the Employee resumes Service at or before the end of such approved leave period. In approving such leaves of absence, the Employer shall treat all Employees on a uniform and nondiscriminatory basis.

     (e) "Beneficiary" shall mean such persons as may be designated by the Participant to receive benefits after the death of the Participant, or such persons designated by the Administrator to receive benefits after the death of the Participant, all as provided in Section 6.5.

     (f) "Board of Directors" shall mean the Board of Directors of the Sponsor.

     (g) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

     (h) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

     (i) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, bonuses, overtime and commissions, and any amount of compensation contributed pursuant to a salary reduction election under Code
Section 401(k) and any amount of compensation contributed to a cafeteria plan described at Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, payments for group insurance, medical benefits, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior year.

     Notwithstanding the foregoing, for purposes of complying with Code
Section 415, a Participant's contributions to a 401(k) Plan and cafeteria plan shall not be included in the Participant's compensation. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan for any Plan Year shall not exceed $150,000, as adjusted from time to time in accordance with Section 417 of the Code.

     (j) "Date of Hire" shall mean the date on which a person shall perform his first Hour of Service. Notwithstanding the foregoing, in the event a person incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

     (k) "Disability" shall mean a physical or mental impairment which prohibits a Participant from engaging in any occupation for wages or profit and which has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security.

     (l) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

     (m) "Early Retirement Date" shall mean the first day of the month coincident with or next following the date on which a Participant attains age 55 and completes ten (10) Years of Service.

     (n) "Effective Date" shall mean January 1, 1997.

     (o) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire. Succeeding eligibility computation periods after the initial eligibility computation period shall be based on Plan Years which include the first anniversary of an Employee's Date of Hire.

     (p) "Employee" shall mean any person employed by the Employer, including officers but excluding directors in their capacity as such; provided, however, that the term "Employee" shall not include leased employees, employees regularly employed outside the employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, and any employee included in a unit of employees covered by a collective-bargaining agreement with the Employer that does not expressly provide for participation of such employees in this Plan, where there has been good-faith bargaining between the Employer and employees' representatives on the subject of retirement benefits.

     (q) "Employer" shall mean Security Federal Savings Bank, a federally chartered stock savings bank, or any successors to the aforesaid by merger, consolidation or otherwise, which may agree to continue this Plan, or any affiliated or subsidiary corporation or business organization of any Employer which, with the consent of the Sponsor, shall agree to become a party to this Plan.

     (r) "Employer Securities" shall mean the common stock issued by Security Bancorp, Inc., a Tennessee corporation, or any employer security within the meaning of Section 4975(c)(8) of the Code and Section 407(d)(1) of ERISA.

     (s) "Entry Date" shall mean the first day of the month occurring after an Employee satisfies the eligibility requirements of Article II.

     (t) "Exempt Loan" shall mean a loan described at Section 4975(d)(1) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

     (u) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested interest in the Plan which has not been distributed in full.

     (v) "Fund" shall mean the Fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

     (w) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by an Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons. In computing and crediting Hours of Service for an Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and (c) of the Department of Labor Regulations shall apply, said Sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when Compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this Section 1.1(w), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

     (x) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's accounts attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

     (y) "Limitation Year" shall mean the Plan Year.

     (z) "Normal Retirement Date" shall mean the first day of the month coincident with or during which a Participant attains age 65.

     (aa) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof.

     (bb) "Plan" shall mean the Security Federal Savings Bank Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

     (cc) "Plan Year" shall mean any 12 consecutive month period commencing on January 1 and ending on December 31.

     (dd) "Qualified Domestic Relations Order" shall mean any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony, marital property rights to a spouse, former spouse, child or other dependent of the Participant (all such persons hereinafter termed "alternate payee") and is made pursuant to a State domestic relations law (including community property law) and, further, that creates or recognizes the existence of an alternate payee's right to, or assigns to an alternate payee the right to receive all or a portion of the benefits payable with respect to a Participant and that clearly specifies the following:

     (1) the name and last known mailing address (if available) of the Participant and the name and mailing address of each alternate payee to which the order relates;

     (2) the amount or percentage of the Participant's benefits to be paid to an alternate payee or the manner in which the amount is to be determined; and

     (3)  the number of payments or period for which payments are required.

     A domestic relations order is not a Qualified Domestic Relations Order if it:

     (1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan; or,

     (2)  requires the Plan to provide increased benefits; or

     (3) requires payment of benefits to an alternate payee that is required to be paid to another alternate payee under a previously existing Qualified Domestic Relations Order.

     (ee) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

     (ff) "Service" shall mean employment with the Employer.

     (gg) "Sponsor" shall mean Security Federal Savings Bank, a federally chartered stock savings bank.

     (hh) "Trust Agreement" shall mean the agreement, the Sponsor and the Trustee (or any successor Trustee governing the administration of the Trust as it may be amended from time to time.

     (ii) "Trustee" shall mean the Trustee or Trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

     (jj) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the instruction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly. Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

     (kk) "Year of Service" shall mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service. Except as otherwise specified in Article III, in the determination of Years of Service for eligibility and vesting purposes under this Plan, the term "Year of Service" shall also mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service with an entity that is:

     (1) a member of a controlled group including the Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code);

     (2) in a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

     (3) a member of an affiliated service group including the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

     (4) a leasing organization, under the circumstances described in Section 414(n) of the Code.

     1.2     Plurals and Gender.

     Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

     1.3     Incorporation of Trust Agreement.

     The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan and for all purposes shall be deemed a part of the Plan.

     1.4     Headings.

     The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

     1.5     Severability.

     In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

     1.6     References to Governmental Regulations.

     References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

                            ARTICLE II

                           PARTICIPATION

     2.1     Commencement of Participation.

     (a) An Employee of the Sponsor on the Effective Date of the Plan shall be a Participant as of the Effective Date. Thereafter, any Employee who completes at least 1,000 Hours of Service during his Eligibility Period or during any Plan Year beginning after his Date of Hire shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry
Date:

     (1)  The date which is 12 months after his Date of Hire; and

     (2)  The date on which he attains age 21.

     (b) Any Employee who had satisfied the requirements set forth in Section 2.1(a) during the 12-month period prior to the Effective Date shall become a Participant on the Effective Date, provided he is still employed by the Employer on the Effective Date.

     2.2     Termination of Participation.

     After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

     (a) His actual Retirement date;

     (b) His date of death; or

     (c) The last day of a Plan Year during which he incurs a Break.

     2.3     Resumption of Participation

     (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

     (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Service after such Break(s).

     (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to
Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1 before resuming participation on the appropriate Entry Date, as specified in Section 2.1.

     2.4     Determination of Eligibility.

     The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating the original date of their reemployment with the Employer and any Breaks they may have incurred.

                            ARTICLE III

                         CREDITED SERVICE

     3.1     Service Counted for Eligibility Purposes.

     Except as provided in Section 3.3, all Years of Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

     3.2     Service Counted for Vesting Purposes.

     All Years of Service completed by an Employee (including Years of Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

     (a) Service which is disregarded under the provisions of Section 3.3; and

     (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

     3.3     Credit for Pre-Break Service.

     Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for all purposes of this Plan only if either:

     (a) He was vested in any portion of his accrued benefit at the time the Break(s) began; or

     (b) The number of his consecutive Breaks does not equal or exceed the greater of five or the number of his Years of Service credited to him before the Breaks began.

     Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

     3.4     Service Credit During Authorized Leaves.

     An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period. Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding anything contained herein to the contrary, an Employee who is absent by reason of military service as set forth in Section 1.1(d)(1) shall be given Service credit under this Plan for such military leave period to the extent, and for all purposes, required by law.

     3.5     Service Credit During Maternity or Paternity Leave.

     For purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(w), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(w). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

     (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(w); and

     (b) the number of days for which such absence lasted.

     In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

     3.6     Ineligible Employees.

     Notwithstanding any provisions of this Plan to the contrary, any person who is employed by the Employer, but who is ineligible to participate in this Plan, either because of his failure:

     (a) To meet the eligibility requirements contained in Article II; or

     (b) To be an Employee, as defined in Section 1.1(p), shall, nevertheless, earn Years of Service for eligibility and vesting purposes pursuant to the rules contained in this Article III. However, such a person shall not be entitled to receive any contributions hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                            ARTICLE IV

                           CONTRIBUTIONS

     4.1     Employee Stock Ownership Contributions.

     (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership contribution to the Fund, in such amount as may be determined by the Board of Directors in its discretion. Such contribution shall be in the form of cash or Employer Securities. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

     (b) In no event shall such contribution by the Employer exceed for any Plan Year the maximum amount that may be deducted by the Employer under
Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401 and 501 of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

     4.2     Time and Manner of Employee Stock Ownership Contributions.

     (a) The Employee Stock Ownership contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year. Any portion of the Employee Stock Ownership contribution for each Plan Year that may be made prior to the last day of the Plan Year shall be maintained by the Trustee in the Employee Stock Ownership suspense account described in Section 5.2 until the last day of such Plan Year.

     (b) If an Employee Stock Ownership contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by a representative of the Employer, which specifies that the Employee Stock Ownership contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership contribution paid by the Employer during any Plan Year but after the due date (including any
                                13
extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

     (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership contribution shall be made for any year during which a "limitations account" created pursuant to Section 5.6(c)(2) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(2).

     4.3     Records of Contributions.

     The Employer shall deliver at least annually to the Trustee, with respect to the contributions contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

     (a) The aggregate amount of contributions, if any, to the Fund for such Plan Year;

     (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

     (c) The amount and category of contributions to be allocated to each such Participant; and

     (d) Any other information reasonably required for the proper operation of the Plan.

     4.4     Erroneous Contributions.

     (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401, or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

     (b) In no event shall voluntary Employee contributions be accepted. Any such voluntary Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                             ARTICLE V

               ACCOUNTS, ALLOCATIONS AND INVESTMENTS

     5.1     Establishment of Separate Participant Accounts.

     The Administrator shall establish and maintain separate individual accounts for Participants in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate accounts shall be for accounting purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan, except where segregation is expressly provided for in this Plan.

     (a) Employee Stock Ownership Accounts.

     The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The account shall be credited as of the last day of each Plan Year with the amounts allocated to the Participant under Sections 5.4 and 5.5. The Administrator may establish subaccounts hereunder, including an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities.

     (b) Distribution Accounts.

     In any case where distribution of a terminated Participant's vested interest in the Plan is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to section 9.4, they shall share in Investment Adjustments.

     (c) Other Accounts.

     The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

     5.2     Establishment of Suspense Accounts.

     The Administrator shall establish separate accounts to be known as "suspense accounts." There shall be credited to such appropriate suspense accounts any Employee Stock Ownership contributions that may be made prior to the last day of the Plan Year, as provided in Section 4.2. The suspense accounts shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock

Ownership suspense account shall be added to the Employee Stock Ownership contribution and allocated to the Employee Stock Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated to a separate Exempt Loan Suspense Account, from which allocations shall be made in accordance with Section 8.5.

     5.3     Allocation of Earnings, Losses and Expenses.

     As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate Account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(4)) in the proportion that the value of each such Account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership contributions and forfeitures for the current Plan Year but after adjustment for any transfer to or from such Accounts and for the time such funds were in such Accounts) bears to the value of all Employee Stock Ownership Accounts.

     5.4     Allocation of Forfeitures.

     As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

     5.5     Allocation of Annual Employee Stock Ownership Contributions.

     As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership contribution, the Administrator shall allocate the Employee Stock Ownership contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership account of each Participant who completed at least 1,000 Hours of Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6, provided, however, that, for purposes of this Section 5.5, Compensation shall not be considered for any part of a Plan Year prior to the date the Participant commenced participation in the Plan. Notwithstanding the foregoing, if a Participant attains his Normal Retirement Date and terminates Service prior to the last day of the Plan Year but after completing 1,000 Hours of Service, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the Plan Year. Furthermore, if a Participant completes 1,000 Hours of Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

     5.6     Limitation on Annual Additions.

     (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's accounts under this Plan (and under any other defined contribution plan to which the Employer contributes) for any Limitation Year shall not exceed the lesser of:

     (1)  25% of the Participant's compensation for such Limitation Year; or

     (2) $30,000 (or, if greater, one-fourth of the defined benefit dollar limitation set forth in Section 415(b)(1)(A) of the Code). Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

     (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

     (1) Employer contributions to a plan of deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

     (2) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

     (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

     (4) Other amounts which received special tax benefits, or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

     (c) In the event that the limitations on Annual Additions described in this Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such year shall be reduced to the minimum extent required by such limitations in the following order of priority:

     (1) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership contributions and forfeitures allocated during such Limitation Year to the Participant's Employee Stock Ownership Account shall be reduced. The amount of any such reductions in the Employee Stock Ownership contributions and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

     (2) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(1) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4, and 5.5, as appropriate. No Investment Adjustments shall be allocated to this limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections 5.4 and 5.5, as appropriate, before any Employee Stock Ownership contributions may be made to this Plan for that Limitation Year.

     (3) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other tax-qualified retirement plans maintained by the Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

     (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(2) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

     (d) The Annual Additions credited to a Participant's accounts for each Limitation Year are further limited so that in the case of an Employee who is a Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer, the sum of (1) and (2) below will not exceed 1.0:

     (1) (A) The projected annual normal retirement benefit of a Participant under the pension plan, divided by

          (B) The lesser of:

             (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year; or

            (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

     (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

          (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the
          Employer:

             (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

            (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year. The Administrator may, in calculating the defined contribution plan fraction described in Section 5.6(d)(2), elect to use the transitional rule pursuant to Section 415(e)(6) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the

                   "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceed 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this
                   Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code.

     (e) In the event that the Employer is a member of (1) a controlled group of corporations or a group of trades or businesses under common control (as described in Section 414(b) or (c) of the Code, as modified by Section 415(h) thereof), or (2) an affiliated service group (as described in Section 414(m) of the Code), the Annual Additions credited to any Participant's accounts in any such Limitation Year shall be further limited by reason of the existence of all other qualified retirement plans maintained by such affiliated corporations, other entities under common control or other members of the affiliated service group, to the extent such reduction is required by Section 415 of the Code and the regulations promulgated thereunder. The Administrator shall determine if any such reduction in the Annual Additions to a Participant's accounts is required for this reason, and if so, the same provisions as stated in 5.6(c) and (d) above shall apply.

     (f) Annual Additions shall not include any Employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the Employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q).

     5.7     Erroneous Allocations.

     No Participant shall be entitled to any Annual Additions or other allocations to his accounts in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at anytime that the Administrator and/or Trustees have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error.

     5.8     Value of Participant's Interest in Fund

     At any time, the value of a Participant's interest in the Fund shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employer Stock Ownership Account.

     5.9     Investment of Account Balances.

     The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                            ARTICLE VI

         RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

     6.1     Normal Retirement.

     A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of
Section 9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.3(g)) and he shall meanwhile continue to participate in this Plan.

     6.2     Early Retirement.

     A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.3     Disability Retirement.

     In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.4     Death Benefits.

     (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his interest in the Fund shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his interest in the Fund to any surviving Beneficiary designated by the Participant or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his interest in the Fund to any surviving Beneficiary designated by him or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the interest in the Fund of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

     6.5     Designation of Death Beneficiary and Manner of Payment.

     (a) Each Participant shall have the right to designate a Beneficiary or Beneficiaries to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.4. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator. The Participant shall have the right to change such designation by notice in writing to the Administrator. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator. Any such change shall be deemed to revoke all prior designations.

     (b) If a Participant shall fail to designate validly a Beneficiary or if no designated Beneficiary survives the Participant, his interest in the Fund shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the
Participant: the Participant's (1) widow or widower, (2) children, (3) parents, and (4) estate. The Administrator shall decide what Beneficiaries, if any, shall have been validly designated, and its decision shall be binding and conclusive on all persons.

     (c) Notwithstanding the foregoing, if a Participant has been married throughout the 12 month period preceding the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Plan or a notary public. If it is established to the satisfaction of the Administrator that such spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                            ARTICLE VII

                      VESTING AND FORFEITURES

     7.1     Vesting on Death, Disability, Retirement and Change in Control.

     Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability, Early Retirement, or upon his attainment of Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire interest in the Fund shall be fully vested and nonforfeitable. In addition, a Participant's interest shall be fully vested and unforfeitable upon a Change in Control. For purposes of this Plan, a "Change in Control" shall mean an event deemed to occur if and when (1) an offeror other than the Security Bancorp, Inc. purchases shares of the stock of Security Bancorp, Inc. or the Sponsor pursuant to a tender or exchange offer for such shares, (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of Security Bancorp, Inc. or the Sponsor representing 25% or more of the combined voting power of Security Bancorp, Inc.'s or the Sponsor's then outstanding securities, (3) the membership of the board of directors of Security Bancorp, Inc. or the Sponsor changes as the result of a contested election, such that individuals who were directors at the beginning of any 24 month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(4) shareholders of Security Bancorp, Inc. or the Sponsor approve a merger, consolidation, sale or disposition of all or substantially all of Security Bancorp, Inc.'s or the Sponsor's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (1) - (4) occur, the Board of Directors shall determine the effective date of the change in control resulting therefrom.

     7.2   Vesting on Termination of Participation.

     Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentages to be determined under the following table, based on the Years of Service (including Years of Service prior to the Effective Date) credited to him for vesting purposes at the time of his termination of participation:

   Years of Service Completed       Percentage Vested
          Less than 2                       0%
                2                          20%
                3                          40%
                4                          60%
                5                          80%
            6 or more                     100%

     Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3. Distribution of the vested portion of a terminated Participant's interest in the Plan may be authorized by the Administrator in any manner permitted under Section 9.1.

     7.3  Disposition of Forfeitures.

     (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least five Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

     (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least five Breaks, or in the event that a Participant terminates Service and incurs at least five Breaks but has not received a distribution, then the forfeitable portion of his Employer Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4 as of the date the Participant incurs such Break or Breaks, as the case may be.

     (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of five years after the date of his rehire by the Employer, or the close of the first period of five consecutive Breaks commencing after the withdrawal in order for any forfeited amounts to be restored to him.

                           ARTICLE VIII

                EMPLOYEE STOCK OWNERSHIP PROVISIONS

     8.1  Right to Demand Employer Securities.

     A Participant entitled to a distribution from his Employee Stock Ownership Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to
Section 9.9. In the event that the Employer Securities are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury.

     8.2  Voting Rights.

     Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such Account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the manner directed by the majority of the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of his allocated Employer Securities, the Trustee shall be entitled to vote such shares in its discretion.

     8.3  Nondiscrimination in Employee Stock Ownership Contributions.

     In the event that the amount of the Employee Stock Ownership contributions that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership contributions for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who during the Plan Year or the preceding Plan Year:

     (a) During the Plan Year or the preceding Plan Year was at any time a 5% owner of the Employer; or

     (b) During the preceding Plan Year, received compensation from the Employer in excess of $80,000, as adjusted under Code Section 414(q) and, if elected by the Employer, was in the top paid group of Employees for such Plan Year.

     8.4  Dividends.

     Any cash dividends or other cash contributions received by the Trustee of Employer Securities allocated to the Employee Stock Account of Participants shall be credited to the applicable Participants' Ownership Accounts unless the Sponsor, in its sole discretion, elects to pay the cash dividends directly to the applicable Participants or directs the Trustee to pay the cash dividends to the Participants (or, if applicable, their Beneficiaries) within 90 calendar days of the close of the Plan Year in which the cash dividend were paid to the Fund. Notwithstanding anything contained in this Section to the contrary, the Sponsor may direct cash dividends, including dividends on non-allocated shares, be applied to repay an Exempt Loan, but only to the extent shares of Employer Securities with an aggregate fair market value equal to the amount of dividends so applied are allocated to the Employee Stock Ownership Account of the applicable Participants and to the extent the cash dividends are deductible under Section 404(k) of the Code. To the extent cash dividends on allocated shares are applied to repay an Exempt Loan, shares released from encumbrance the value equal to the amount of the dividends which, but for the repayment of the Exempt Loan, would have been allocated to Participants' Employee Stock Ownership Accounts shall be allocated to the Employee Stock Ownership Accounts of the affected Participants, and the remaining shares to be allocated shall be allocated among the Participants in accordance with Section 5.5. Dividends on Employer Securities obtained pursuant to an Exempt Loan and not yet allocated may be used to make payments on an Exempt Loan, as described in Section 8.5.

     8.5  Exempt Loans.

     (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer or affiliated corporation, to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Employer Securities acquired with the proceeds of the Exempt Loan and Employer Securities that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Employer Securities so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the aforesaid collateral, Employer Stock Ownership contributions (other than contributions of Employer Securities) that are available under the Plan to meet obligations under the Exempt Loan and earnings attributable to such collateral and the investment of such contributions. All Employee Stock Ownership contributions paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), all Employee Stock Ownership contributions paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership contributions, without regard to whether any such Employee Stock Ownership contributions and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of shares so pledged upon the payment of any portion of the Exempt Loan.

     (b) For each Plan Year during the duration of the Exempt Loan, the number of shares of Employer Securities released from such pledge shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

     (c) Notwithstanding the foregoing, the Trustee may obtain an Exempt Loan pursuant to the terms of which the number of Employer Securities to be released from encumbrance shall be determined solely with reference to principal payments. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

     8.6  Exempt Loan Payments.

     (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) Employee Stock Ownership contributions to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Employer Securities held as collateral for an Exempt Loan and investments of such contributions (both received during or prior to the Plan Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Employer Securities held as collateral for an Exempt Loan. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

     (b) Employer Securities released by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall be allocated as set forth in Section 5.5.

     (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided however that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Trustee's request the Employer or an affiliated corporation shall:

      (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with applicable provisions of the Plan;

      (2) Purchase any Employer Securities pledged as collateral in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of Section 408(e) of ERISA; or

      (3) Any combination of the foregoing. However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an Employee Stock Ownership Plan under the Code.

     (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an Employee Stock Ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sell or similar arrangement while such shares are held by the Plan or when such Shares are distributed from the Plan.

     8.7  Put Option.

     If a Participant exercises a put option (as set forth in Section 8.1) with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed five years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

     8.8  Diversification Requirements

     Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this
Section 8.8 had been made). For purposes of this Section 8.8, the term "qualified election period" shall mean the five-Plan Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of the Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least three investment options (not inconsistent with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period.

     8.9  Independent Appraiser.

     An independent appraiser meeting the requirements of Code 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

     8.10 Limitation on Allocations.

     In the event that the Trustee acquires shares of Employer Securities in a transaction to which section 1042 of the Code applies, such Shares shall not be allocated, directly or indirectly, to any Participant described in Section 409(n)(1) of the Code for the duration of the "nonallocation period" (as defined in Section 409(n)(3)(C) of the Code). Where any shares of Employer Securities are prevented from being allocated due to he prohibition contained in this section the allocation of contributions otherwise provided under Section 5.5 shall be adjusted to reflect such result.

                            ARTICLE IX

                    PAYMENTS AND DISTRIBUTIONS

     9.1  Payments on Termination of Service -- In General.

     All benefits provided under this Plan shall be funded by the value of a Participant's vested interest in the Fund. As soon as practicable after a Participant's Retirement, death or termination of Service, the Administrator shall ascertain the value of his vested interest in the Fund, as provided in
Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

     9.2  Commencement of Payments.

     (a) Distributions upon Retirement or Death. Upon a Participant's Retirement or Death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence no later than six months after the close of the Plan Year in which occurs the date of the Participant's Retirement or death.

     (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement or death, he shall be accorded an opportunity to commence receipt of distributions from his Accounts within six months after the Valuation Date next following the date of his termination of service. A Participant who terminates Service with a deferred vested benefit shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distributions from his Accounts in accordance with this Section 9.2(b), after the Participant incurs a Break, the Administrator shall transfer his deferred vested interest to a distribution account. If a Participant's vested Employer Account does not exceed (or at the time of any prior distribution did not exceed) $3,500, the Plan Administrator may distribute the vested portion of his Employer Account as soon as administratively feasible without the consent of the Participant or his spouse.

     (c) Distribution of Accounts Greater Than $3,500. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $3,500, and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Plan Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

     9.3  Mandatory Commencement of Benefits.

     (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Participant attains age 65, (ii) occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan Year, or (iii) the Participant terminates Service with the Employer.

     (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

     (i) the life of the Participant,

    (ii) the life of the Participant and the designated beneficiary,

   (iii) a period certain not extending beyond the life expectancy of the Participant, or

    (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated beneficiary.

     (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

     (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

    (ii) The amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the
         Participant's spouse is not the   designated beneficiary, the
         applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in sub-section (iii) above as the relevant divisor without regard to Proposed Regulations 1.401(a)(9)-2.

   (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

     (d) If a Participant dies after a distribution has commenced in accordance with Section 8.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

     (e) If a Participant shall die before the distribution of his interest in the Plan has begun, the entire interest of the Participant shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

     (i) If any portion of the Participant's interest is payable to (or for the benefit of) a designated beneficiary over a period not extending beyond the life expectancy of such beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

    (ii) If any portion of the Participant's interest is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

        If the Participant has not made a distribution election by the time of his death, the Participant's designated beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

     (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated beneficiary) as of the Participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any such election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

     (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

     (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

     9.4  Required Beginning Dates.

     The required beginning date of a Participant is the first day of April of the calendar year following the later of (1) calendar year in which the participant attains age 70-1/2 or (2) the calendar year in which the Participant terminated his employment, unless he is a 5% owner (as defined in Section 416) with respect to the Plan Year ending in the calendar year in which he attains age 70-1/2, in which case clause (2) shall not apply.

     9.5  Form of Payment.

     Each Participant's vested interest shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum when the present value of a Participant's total Account balances is in excess of $3,500 without the Participant's consent. This form of payment shall be the normal form of distribution provided, however, that in the event that the Administrator must commence distributions with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

     9.6  Payments Upon Termination of Plan.

     Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or 13.6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions:
All interests of Participants shall immediately become fully vested; the value of the interests of all Participants shall be determined within 60 days after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

     9.7  Distributions Pursuant to Qualified Domestic Relations Orders.

     Upon receipt of a domestic relations order, the Administrator shall notify promptly the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.6, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

     9.8  Cash-Out Distributions

     If a Participant receives a distribution of the entire present value of his vested Account balances under this Plan because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his accrued benefit under the Plan in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's accrued benefit shall be restored upon repayment to the Plan by such former Participant of the full amount of the cash-out distribution, provided that the former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the five-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) additional employee stock ownership contributions, as appropriate and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's interest in the Plan is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within five years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this Section 9.8.

     9.9  ESOP Distribution Rules.

     Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing), shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, disability or termination of Service, but not later than one year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities. Fractional shares, however, may be distributed in the form of cash.

     9.10 Withholding.

     (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

     (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of 10 years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

     (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

     (d) For purposes of this Section 9.10, a distributee includes a Participant or former Participant. In addition, the Participant's or former Participant's surviving spouse and the Participant's or former Participant's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are "distributees" with regard to the interest of the spouse or former spouse.

     (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

     9.11 Waiver of 30-day Notice.

     If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                             ARTICLE X

              PROVISIONS RELATING TO TOP-HEAVY PLANS

     10.1 Top-Heavy Rules to Control.

     Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

     10.2 Top-Heavy Plan Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

     (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

     (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

     (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

     (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the four immediately preceding Plan Years is one of the following:

     (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of three or 10% of the Employees) shall be deemed officers;

     (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under Section

          415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code)the largest interests in the Employer;

     (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

     (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in
          Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

          For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to
          Section 416 of the Code and any rules and regulations promulgated thereunder.

     (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

     (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

     (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirement of Sections 401(a)(4) and 410 of the Code.

     10.3 Calculation of Accrued Benefits.

     (a) An Employee's Accrued Benefit shall be equal to:

     (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the first plan year of a plan, also including any contributions made after the Determination Date which are allocated as of a date in the first plan year).

     (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent
          plan valuation date   within a 12-month period ending on the
          Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

     (3) With respect to any defined benefit plan in a Required Aggregation Group or a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit Plan as of the Determination Date shall be taken into account).

     (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

     (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

     (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.
                                41

      (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the five-year period ending on the Determination Date.

      (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

           (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

           (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

     (c) If any individual has not performed services for the Employer at any time during the five-year period ending on the Determination Date, any accrued benefit for such individual (and the account of such individual) shall not be taken into account.

     10.4 Determination of Top-Heavy Status.

     This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

     10.5 Determination of Super Top-Heavy Status.

     The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

     10.6 Minimum Contribution.

     (a) For any year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

    (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

    (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

     (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

     (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

     (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with
          Section 416(c) of the Code.

     (c) For purposes of this Section 10.6, there shall be disregarded (1)any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

     (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

     10.7 Maximum Benefit Limitation.

     For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i)shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the plan year in which this
Section 10.8 becomes applicable.

     10.8 Vesting.

     (a) For any Plan Year in which the Plan is a top-heavy plan, a Participant's Employer account shall continue to vest according to the schedule set forth in Section 7.2.

     (b) For purposes of Section 10.8(a), the term "year of service" shall have the same meaning as set forth in Section 1.1(kk), as modified by Section 3.2

     (c) If for any Plan Year the Plan becomes top-heavy and the vesting schedule set forth in Section 10.8(a) becomes effective, then, even if the Plan ceases to be top-heavy in any subsequent Plan Year, the vesting schedule set forth in Section 10.8(a) shall remain applicable with respect to any Participant who has completed 3 Years of Service.

                            ARTICLE XI

                          ADMINISTRATION

     11.1 Appointment of Administrator.

     This Plan shall be administered by a committee consisting of up to five persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

     11.2 Resignation or Removal of Administrator.

     An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Employer and to the Trustee.
Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

     11.3 Appointment of Successors:  Terms of Office, Etc.

     Upon the death, resignation or removal of an Administrator, the Employer may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Employer in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

     11.4 Powers and Duties of Administrator.

     The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

     (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

     (b) To determine all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

     (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

     (d) To advise the Employer and the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

     (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

     (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

     (g) To direct the Trustee concerning all payments which shall be made out of the Fund pursuant to the provisions of this Plan;

     (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

     (i) To confer with the Trustee on the settling of any claims against the Fund;

     (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

     (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee; and

     (l) To have all such other powers as may be necessary to discharge its duties hereunder.

     Reasonable discretion is granted to the Administrator to affect the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise reasonable discretion under the terms of this Plan and shall administer the Plan strictly in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

     11.5 Action by Administrator.

     The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

     11.6 Participation by Administrators.

     No Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary Administrators who shall serve for the sole purpose of determining such a question.

     11.7 Agents.

     The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the
Employer.     11.8 Allocation of Duties.     The duties, powers and
responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

     11.9 Delegation of Duties.

     The Administrator may delegate any of its duties to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

     11.10     Administrator's Action Conclusive.

     Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

     11.11     Compensation and Expenses of Administrator.

     No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

     11.12     Records and Reports.

     The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

     11.13     Reports of Fund Open to Participants.

     The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his own interest in the Fund, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's interest shall not be made available for examination by any other Participant.

     11.14     Named Fiduciary.

     The Administrator is the named fiduciary for purposes of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use ordinary care and diligence in the performance of its duties under this Plan. Nothing in this Plan shall preclude the Employer from indemnifying the Administrator for all actions under this Plan, or from purchasing liability insurance to protect it with respect to its duties under this Plan.

     11.15     Information from Employer.

     The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

     11.16     Reservation of Rights by Employer.

     Where rights are reserved in this Plan to the Employer, such rights shall be exercised only by action of the Board of Directors, except where the Board of Directors, by written resolution, delegates any such rights to one or more officers of the Employer or to the Administrator.

Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the Board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

     11.17     Liability and Indemnification.

     (a) The Administrator shall perform all duties required of it under this Plan in a prudent manner. To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other fiduciaries in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

     (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

     11.18     Service as Trustee and Administrator.

     Nothing in this Plan shall prevent one or more Trustees from serving as Administrator under this Plan.

                            ARTICLE XII

                         CLAIMS PROCEDURE

     12.1 Notice of Denial.

     If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

     (a) A specific reference to pertinent Plan provisions;

     (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

     (c) An explanation of the Plan's claim review procedure.

     12.2 Right to Reconsideration.

     Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

     12.3 Review of Documents.

     So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

     12.4 Decision by Administrator.

     A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

     12.5 Notice by Administrator.

     The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                           ARTICLE XIII

                AMENDMENTS, TERMINATION AND MERGER

     13.1 Amendments.

     The Employer reserves the right at any time and from time to time, and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

     (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

     (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's interest as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with three or more Years of Service with the Employer is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

     (c) No amendment may eliminate an optional form of benefit;

     (d) No amendment may increase the duties of the Trustee without its consent; and

     (e) No amendment that shall change any of the following types of provisions shall be made more than once every six months, other than to comport with changes in the Code, the Act or the regulations thereunder: (i) any provision stating the amount and price of Employer Securities to be awarded to designated officers and directors or categories of officers and directors; (ii) any provisions specifying the timing of awards or allocations to officers and directors; (iii) any provision setting forth a formula that determines the amount, price and timing of allocations or awards, using objective criteria such as earnings of the issuer, value of the Employer Securities, Years of Service, job classification and Compensation levels.

     Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

     13.2 Consolidation, Merger or Other Transactions of Employer.

     Nothing in this Plan shall prevent the consolidation, merger, reorganization or liquidation of the Employer, or prevent the sale by Employer of any or all of its property. Any successor corporation or other entity formed and resulting from any such transaction shall have the right to become a party to this Plan by adopting the same by resolution and by appointing a new Trustee as though the Trustee had resigned in accordance with the Trust Agreement, and by executing a proper supplemental agreement with the Trustee. If, within 180 days from the effective date of such transaction, such new entity does not become a party to this Plan as above provided, this Plan shall automatically be terminated and the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5.

     13.3 Consolidation or Merger of Trust.

     In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

     (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

     (b) Resolutions of the Board of Directors under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

     (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

     13.4 Bankruptcy or Insolvency of Employer.

     In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, and similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5 hereof.

     13.5 Voluntary Termination.

     The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the interests of all Participants shall become fully vested, and the Trustee shall make payments to each Participant or Beneficiary in accordance with Section 9.5. Alternatively, the Employer, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances which would have been entitled such distributions on a fully vested basis, had there been no termination of the Plan.

     13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.

     In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue completely its contributions hereunder, the right of each affected Participant to his interest in the Fund shall be fully vested. The Employer, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or discontinuance of contributions.

                            ARTICLE XIV

                           MISCELLANEOUS

     14.1 No Diversion of Funds.

     It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to extent that a return of the Employer's contribution is permitted under Section 4.4.

     14.2 Liability Limited.

     Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

     14.3 Incapacity.

     If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary, and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minor Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

     14.4 Spendthrift Clause.

     Except as permitted by the Act or the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the Administrator may deem proper.

     14.5 Benefits Limited to Fund.

     All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions.
The benefits of this Plan shall be only as can be provided by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

     14.6 Cooperation of Parties.

     All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

     14.7 Payments Due Missing Persons.

     The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of five years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of three additional years (or a total of eight years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

     14.8 Governing Law.

     This Plan has been executed in the State of Tennessee and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

     14.9 Nonguarantee of Employment.

     Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

     14.10     Counsel.

     The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder or with respect to any action or proceeding or any question of law, and they shall be fully protected with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

     IN WITNESS WHEREOF, the Sponsor has caused this Plan to be executed by its duly authorized officer and its corporate seal to be affixed on this 30th day of June, 1997.


Attest:                          SECURITY FEDERAL SAVINGS BANK




/s/D.R. Collette                    By:/s/Joe H. Pugh
-----------------------------          -------------------------
Secretary                              Joe H. Pugh
                                       President and CEO

                                Exhibit 13

                      Annual Report to Stockholders

                         1997 ANNUAL REPORT


                    [Logo of Security Bancorp, Inc.]

                          TABLE OF CONTENTS

                                                        Page
                                                        ----
        President's Message..............................1
        Business of the Corporation......................2
        Common Stock Information.........................2
        Selected Consolidated Financial Information......3
        Management's Discussion and Analysis of
         Financial Condition and Results of Operations...5
        Independent Auditor's Report....................12
        Consolidated Financial Statements...............13
        Notes to Consolidated Financial Statements......17
        Directors and Officers of Security Bancorp, Inc.39 Directors and Officers of Security Federal
         Savings Bank of McMinnville, TN................40
        Corporate Information...........................41
        Annual Meeting..................................41

                   [Security Bancorp, Inc. Letterhead]

President's Message
To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of Security Bancorp, Inc. and its wholly owned subsidiary, Security Federal Savings Bank, we are pleased to present our first Annual Report as a public company.

Security Bancorp, Inc. stock trades on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT". Our stock began trading on June 30, 1997 and on December 31, 1997 the stock's closing price was at $15.75 per share, representing a 57.5% gain from the initial offering price of $10.00 per share. Earnings for the year ended December 31, 1997 were $458,000 compared to $138,000 for the prior year. The prior year's earnings included a pre-tax charge of $193,000, which represented Security Federal's share of an industry-wide special assessment to recapitalize the Savings Association Insurance Fund. Our return on average assets for the year ended December 31, 1997 was .95% while our return on average equity was 8.27%.

Security Federal opened its first full service branch office on New Smithville Highway, McMinnville, Tennessee in March 1997. We are pleased with the results of this branch office and the expanded services it offers our customers.

Our primary focus continues to be directed toward being a community-oriented financial institution that provides affordable financial services and products to the citizens of Warren County and surrounding communities. With the commitment of our dedicated Board of Directors and loyal staff, we look to the future with confidence.

All of us at Security Federal appreciate your support and look forward to a long-lasting and profitable relationship.

Sincerely,


/s/Joe H. Pugh
Joe H. Pugh
President & CEO

BUSINESS OF THE CORPORATION

Security Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997, through the issuance, by the Company, of 436,425 shares of common stock at $10.00 per share. At December 31, 1997, the Company had total consolidated assets of $50.9 million and consolidated stockholders' equity of $6.7 million. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federal stock savings bank, originally organized in 1960. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

The Bank operates as a community-oriented financial institution devoted to serving the needs of its customers in its primary market area of Warren County, Tennessee and contiguous counties. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans. To a lesser extent, the Bank also originates construction loans, commercial real estate loans, acquisition and development loans, commercial business loans, and consumer loans.

COMMON STOCK INFORMATION

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT". As of December 31, 1997, there were approximately 208 stockholders of record and 436,425 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 34,914). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. To date, the Company has not established a policy of paying regular cash dividends.

The Company completed its initial stock offering on June 30, 1997. The following table sets forth market price range of the Company's common stock for the last two quarters of fiscal 1997.

                            High     Low     Dividends
                            ----     ---     ---------
Fiscal 1997
  Third Quarter           $15.500  $14.375       NA
  Fourth Quarter           16.500   15.500       NA

            SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. Since the Company had not commenced operations prior to the mutual-to-stock conversion of the Bank in June 1997, the financial information presented for the periods prior to 1997 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its Subsidiary presented herein.

                                             At December 31,
                               ------------------------------------------
                               1997      1996      1995      1994     1993
                               ----      ----      ----      ----     ----
                                             (In thousands)

SELECTED FINANCIAL
 CONDITIONAL DATA:

Total Assets                 $50,928   $44,121   $36,065   $30,885   $30,081
Loans Receivable, net         43,102    36,667    26,984    21,888    19,722
Cash and cash equivalents      1,896     1,098       288       451     1,763
Investment securities
  available for sale           1,379     1,743     1,191        --        --
Investment securities held-
  to-maturity                  1,248     1,250     3,950     5,071     5,554
Mortgage-backed securities
  available for sale              --        --       645        --        --
Mortgage-backed securities
  held-to-maturity             1,206     1,580     1,734     2,645     2,236
Deposits                      37,061    35,790    32,398    28,112    28,197
FHLB Advances                  6,500     5,500     1,000       500        --
Stockholders equity,
  substantially restricted     6,735     2,450     2,284     1,922     1,665
(Retained earnings,
  substantially restricted,
  before December 31, 1997)


                                      Year Ended December 31, 1997
                               ------------------------------------------
                               1997      1996      1995      1994     1993
                               ----      ----      ----      ----     ----
                                             (In thousands)

SELECTED OPERATING DATA:

Interest income                3,926    3,294     2,696     2,175     2,084
Interest expense               2,105    1,840     1,513     1,178     1,277
                               -----    -----     -----     -----     -----
Net interest income            1,821    1,454     1,183       997       807
Provision for loan losses         60      116        30        30        55
                               -----    -----     -----     -----     -----
Net interest income after
  provision for loan losses    1,761    1,338     1,153       967       752
                               -----    -----     -----     -----     -----
Non interest income              278      158       125        73       172
Other expense(1)               1,314    1,275       829       731       702
                               -----    -----     -----     -----     -----
Income before income tax
   expense                       725      221       449       309       222
Income tax expense               267       83       148       108        73
                               -----    -----     -----     -----     -----
Net income                      $458     $138      $301      $201      $149
                               =====    =====     =====     =====     =====

                               At or For the Year Ended December 31, 1997
                               ------------------------------------------
                               1997      1996      1995      1994     1993
                               ----      ----      ----      ----     ----

KEY OPERATING RATIOS:

Performance Ratios:

Return on average assets
  (net income divided
  by average assets)          0.95%      0.34%     0.90%     0.66%    0.49%
Return on average equity
  (net income divided
   by average equity)         8.27       6.17     15.71     12.64     9.37
Interest rate spread
  (difference between
  average yield on interest
  earning assets and average
  cost of interest-bearing
  liabilities)                3.43       3.50      3.35      3.31     2.71
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)    3.99       3.79      3.64      3.41     2.83
Noninterest expense as a
  percent of average assets   2.72       3.18      2.48      2.40     2.33
Average interest-earning
  assets to interest-
  bearing liabilities       112.14     106.03    106.08    102.95   100.96
Efficiency ratio (other
  expenses divided by
  the sum of net interest
  income and non-interest
  income)                    62.60      79.09     50.61     68.32    71.66

Capital Ratios:

Average equity to average
  assets                     11.46       5.90      6.28      5.89     5.28
Tangible capital to assets   12.01       5.24      6.03      6.22     5.54
Core capital to assets       12.01       5.24      6.03      6.22     5.54
Risk-based capital to risk
  adjusted assets            20.30       9.87     12.04     13.44    13.43

Asset Quality Ratios:

Allowance for loan losses
  to total loans at
  end of period               0.76       0.75      0.69      0.76     0.74
Net charge offs to average
  outstanding loans during
  the period                  0.01       0.06      0.04      0.04     0.70
Ratio of nonperforming
  assets to total assets(2)   0.11       0.11      0.14      0.47     0.81
Ratio of allowance for loan
  losses to nonperforming
  assets(2)                 616.36     631.11    376.00    138.84    74.74


SELECTED OTHER DATA:

Number of:
  Real estate loans
    outstanding                707        610       579       587      603
  Deposit accounts           3,459      3,036     2,604     2,344    2,377
  Full service offices (3)       2          1         1         1        1

------------------------------------------------------------------------------
(1)  Includes one time special SAIF assessment of $193,000 in 1996.
(2) Non-performing assets consist of non-accrual loans, accruing loans contractually past due 90 days or more, and foreclosed property.
(3)  A branch office in McMinnville, Tennessee, was opened on March 10, 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


General

Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included herein.

Operating Strategy

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. To a lesser extent, the Bank also originates construction, consumer, commercial business, acquisition and development, and commercial real estate loans. The Bank invests in certificates of deposit, investment grade federal agency securities, and occasionally, mortgage-backed securities. The Bank intends to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

Operating results are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB advances. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities.

The Bank's strategy is to operate as a conservative, well-capitalized, profitable community-oriented financial institution dedicated to financing home ownership and other consumer and local business needs and to provide quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) limiting interest rate risk, (iv) emphasizing local loan originations, and (v) emphasizing high-quality customer service with a competitive fee structure.

Interest Rate Risk Management

The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Savings Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving the objective is to increase the interest-rate sensitivity of the Savings Bank's assets by originating loans with interest rates subject to periodic adjustment to market conditions. The Savings Bank relies on retail deposits as its primary external source of funds. Management believes retail deposits, compared to brokered deposits, and long-term borrowings reduce the effects of interest rate fluctuations because these deposits generally represent a more stable source of funds.

Interest Rate Sensitivity of Net Portfolio Value

The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV"), as of December 31, 1997, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management of the Bank may take to counter the effect of the interest rate movements.

Basis                                                Net portfolio as % of
Point ('bp')            Net Portfolio Value        Portfolio Value of Assets
Change        ----------------------------------   --------------------------
in Rates      $ Amount   $ Change (1)   % Change   NPV Ratio (2)   Change (3)
--------      --------   ------------   --------   -------------   ----------
                                (Dollars in thousands)

  400           $6,906     ($922)         (12)%       13.78%        (118) bp
  300            7,267      (562)          (7)        14.31          (66) bp
  200            7,561      (267)          (3)        14.71          (25) bp
  100            7,763       (65)          (1)        14.96           (1) bp
  0              7,828                                14.97
 (100)           7,786       (43)          (1)        14.80          (17) bp
 (200)           7,746       (83)          (1)        14.64          (33) bp
 (300)           7.795       (34)           0         14.62          (35) bp
 (400)           7,920        92            1         14.72          (25) bp

------------------------------------------------------------------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
------------------------------------------------------------------------------

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1997, the Savings Bank's liquidity ratio was 8.80% (required ratio at that date was 4% pursuant to OTS regulations). At December 31, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $1.0 million and outstanding commercial letters of credit or $586,000. At December 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

Comparison of Financial Condition at December 31, 1997 and 1996

Total assets increased to $50.9 million at December 31, 1997 from $44.1 million at December 31, 1996. Loans receivable, net, increased $6.4 million as a result of an increase in first mortgage residential loans of $2.7 million, commercial loans of $2.5 million, and consumer loans of $1.2 million. Deposits increased $1.3 million from $35.8 million at December 31, 1996 to $37.1 million at December 31, 1997. The increase is primarily attributable to an increase in personal checking accounts. Equity increased to $6.7 million at December 31, 1997 from $2.5 million in 1996, primarily resulting from the issuance of common stock.

Comparison of Operating Results for the Years Ended December 31, 1997 and
1996

Net Income. Net income for the year ended December 31, 1997 was $458,000 compared to $138,000 for the year ended December 31, 1996. This increase was primarily due to increased earnings in 1997 from the investing of the conversion proceeds, net of an increase in interest expense and a decrease in the provision for loan losses. The increase also resulted from a decrease in FDIC premiums from the recapitalization of the SAIF.

Net Interest Income. Net interest income after provision for loan losses for the year ended December 31, 1997 rose 31.6% to $1.8 million compared to $1.3 million for the year ended December 31, 1996 as a result of an increase in total interest income that more than offset an increase in total interest expense. Total interest income increased 19.2% to $3.9 million for the year ended December 31, 1997 from $3.3 million a year earlier primarily as a result of an increase in the average balance of loans receivable, net. The average balance of loans receivable, net, increased to $41.1 million from $31.9 million for the year ended December 31, 1996. Interest expense increased 14.4% to $2.1 million for the year ended December 31, 1997 from $1.8 million a year earlier primarily as a result of an increase in the average balance of deposits and the average balance of FHLB-Cincinnati advances, both of which were used to fund loan demand.
                                      7

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $60,000 for the year ended December 31, 1997 compared to $116,000 a year earlier. The higher provision for loan losses for 1996 was due to the corresponding large originations during that year. Management deemed the allowance for loan losses adequate at December 31, 1997.

Non Interest Income. Non interest income increased 76.0% to $278,000 for the year ended December 31, 1997 from $158,000 for the year ended December 31, 1996. This increase resulted primarily from increases in service charges associated with increases in non interest bearing personal checking accounts and in loan origination and service fees associated with higher loan volume.

Other Expenses. Other expenses increased 3.1% to $1.3 million for the year ended December 31, 1997 from $1.2 million for the year ended December 31, 1996. Compensation and benefits increased to $543,000 in 1997 from $481,000 in 1996 as a result of hiring additional personnel for the new branch office and the costs associated with the adoption of the ESOP. Occupancy and equipment expense increased to $179,000 in 1997 from $122,000 in 1996 as a result of increased depreciation expense. Other expenses increased to $361,000 in 1997 from $249,000 in 1996 primarily as a result of increased service bureau expense for the new branch office and the installation of two new automated teller machines (ATM), and the cost associated with being a public company.

Income Tax Expense. Income tax expense was $267,000 for the year ended December 31, 1997 compared to $83,000 a year earlier due to higher earnings without a corresponding increase in expenses.

Average Balances, Interest and Average Yields/Cost. The earnings of the Bank depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liabilities.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the average of month-end balances during such period.

                      At              Year Ended December 31,
                    Decem-  --------------------------------------------------
                    ber 31,            1997                     1996
                     1997   -----------------------  -------------------------
                     ----            Interest                 Interest
                    Yield/  Average    and    Yield/ Average     and    Yield/
                     Cost   Balance  Dividends Cost  Balance  Dividends  Cost
                     ----   -------  --------- ----  -------  ---------  ----
                                      (Dollars in thousands)
Interest-earning
  assets:
Loans receivable    8.84%   $41,064  $3,615    8.80% $31,860   $2,887   9.06%
Mortgage-backed
  securities        7.15      1,450     106    7.31    1,980      144   7.27
Investment
  securities        6.31      2,624     167    6.36    4,067      229   5.63
FHLB stock          7.25        536      38    7.09      495       35   7.07
                            -------  ------          -------   ------
Total interest-
  earning assets    8.66     45,674   3,926    8.60   38,402    3,295   8.58

Noninterest-
  earning assets              2,625                    1,726
                            -------                  -------
  Total assets               48,299                   40,128
                            =======                  =======
Interest-earning
 liabilities:
  Passbook, NOW and
   Money Market
   Accounts        2.76       6,066     168    2.79    5,840      170   2.91
  Certificates of
   deposit         5.54      28,414   1,557    5.48   27,127    1,477   5.45
                            -------  ------          -------   ------
    Total deposits           34,480   1,725    5.04   32,967    1,647   5.00

FHLB Advances      6.41       6,250     380    6.08    3,250      193   5.94
                            -------  ------          -------   ------
Total interest-
  bearing
  liabilities      5.24      40,730   2,105    5.17   36,217    1,840   5.08
                            -------  ------          -------   ------
Noninterest-bearing
 liabilities                  2,032                    1,522
                            -------                  -------
  Total
   liabilities               42,762                   37,739
Equity                        5,537                    2,389
                            -------                  -------
  Total liabilities
   and equity                48,299                   40,128
                            =======                  =======

Net interest income                  $1,821                    $1,455
                                     ======                    ======
Interest rate
  spread          3.42%                       3.43%                     3.50%
                  ====                        ====                      ====
Net interest margin                           3.99%                     3.79%
                                              ====                      ====
Ratio of average interest-
earning assets to average
interest-bearing liabilities                112.14%                   106.03%
                                            ======                    ======


Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the
Bank.  Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).

                                   Year Ended December 31,              Year Ended December 31
                                   1997 Compared to Year                1996 Compared to Year
                                   Ended December 31, 1996              Ended December 31, 1995
                                     Increase (Decrease)                 Increase (Decrease)
                                           Due to                                Due to
                                -------------------------------     -------------------------------
                                                  Rate/                                Rate/
                                Rate    Volume    Volume    Net     Rate    Volume    Volume    Net
                                ----    ------    ------    ---     ----    ------    ------    ---
                                                           (In Thousands)
Interest-earning assets:
  Loans receivable(1)           $101     $604      $22     $727     $57     $668       $16      $741
  Mortgage-backed and
   related securities             (1)     (29)      (2)     (32)      2      (39)       --       (37)
  Investment securities            5      (64)      (7)     (66)    (16)     (95)        2      (109)
  Other interest-earning assets    1        2       --        3       2        2        --         4
                                 ---     ----      ----    ----    -----    ----       ----     ----
Total net change in income on
  interest-bearing assets        106      513       13      632      45      536        18       599
                                 ---     ----      ----    ----    -----    ----       ----     ----
Interest-bearing liabilities:
  Passbook, NOW and
   money market accounts         (20)      16       (2)      (6)      2        7        --         9
  Certificates of deposits        27       51        6       84      61      101         8       170
  FHLB advances                    3      172       12      187      (5)     168       (15)      148
                                 ---     ----      ----    ----    -----    ----       ----     ----
Total net change in expense on
  interest-bearing liabilities    10      239       16      265      58      276        (7)      327
                                 ---     ----      ----    ----    -----    ----       ----     ----
Net increase (decrease)
  in net interest income         $96     $274      $(3)    $367    $(13)    $260       $25      $272
                                 ===     ====      ====    ====    =====    ====       ===      ====

---------------------------------------------------------------------------------------------------------
(1)  Does not include interest on loans 90 days or more past due.



Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000

As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The Bank has developed a plan to analyze how the Year 2000 will impact its operations and related vendors given the service bureau environment that the Bank operates. The Bank will continue to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. Given the service bureau environment under which the Bank operates, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time.

            [Letterhead of Householder, Artman and Associates, P.C.]


                   INDEPENDENT AUDITOR'S REPORT




To the Stockholders and
 Board of Directors of
 Security Bancorp, Inc.
  and Subsidiary



We have audited the accompanying consolidated statements of financial condition of Security Bancorp, Inc. and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Bancorp, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Housholder, Artman and Associates, P.C.


February 3, 1998

                       SECURITY BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    DECEMBER 31, 1997 AND 1996


                                              1997          1996
                                          -----------   -----------
     ASSETS

Cash and cash equivalents                 $ 1,895,686   $ 1,097,897
Investment securities:
 Available-for-sale, at fair value          1,379,405     1,742,906
 Held-to-maturity, at amortized cost-
  fair value of $1,252,295 (1997) and
 $1,249,049 (1996)                          1,248,223     1,250,000
Mortgage-backed securities:
 Held-to-maturity, at amortized cost-
  fair value of $1,214,436 (1997) and
 $1,590,108 (1996)                          1,206,202     1,579,910
Loan receivable, net                       43,102,008    36,666,656
Interest receivable, net                      363,125       278,335
Premises and equipment, net                 1,103,322       953,762
Real estate owned, net                          5,215          --
Federal Home Loan Bank stock,
 restricted, at cost                          550,000       512,400
Other assets                                   74,989        39,403
                                          -----------   -----------
     Total assets                         $50,928,175   $44,121,269
                                          ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                $37,061,101   $35,789,611
  Federal Home Loan Bank advances           6,500,000     5,500,000
  Advances from borrowers for property
    taxes and insurance                        59,178        66,184
  Federal income taxes payable                369,454       157,873
  Accrued expenses and other liabilities      203,259       157,269
                                          -----------   -----------
                                           44,192,992    41,670,937

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    authorized and unissued 250,000 shares
  Common stock, $.01 par value, 3,000,000
    shares authorized; 436,425 shares
    issued and outstanding                      4,364          --
  Additional paid-in capital                4,075,813          --
  Unallocated ESOP shares                    (337,883)         --
  Retained earnings                         2,763,197     2,305,207
  Unrealized security gains, net of tax of
    $140,779 (1997) and, $88,947 (1996)       229,692       145,125
                                          -----------   -----------
      Total stockholders' equity            6,735,183     2,450,332
                                          -----------   -----------
Total liabilities and stockholders'
  equity                                  $50,928,175   $44,121,269
                                          ===========   ===========

The accompanying notes are an integral part of these statements.

                       SECURITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                              1997          1996
                                          -----------   -----------

Interest income:
 Loans receivable                         $ 3,615,219   $2,887,378
 Investment securities                        304,547      400,562
 Interest on overnight funds sold               6,296        6,621
                                          -----------   ----------
   Total interest income                    3,926,062    3,294,561

Interest expense:
 Deposits                                   1,724,834    1,647,043
 Federal Home Loan Bank advances              380,101      193,296
                                          -----------   ----------
   Total interest expense                   2,104,935    1,840,339
                                          -----------   ----------

   Net interest income                      1,821,127    1,454,222

Provision for loan losses                      60,000      116,000
                                          -----------   ----------

  Net interest income after
  provision for loan losses                 1,761,127    1,338,222
                                          -----------   ----------

Other income:
 Service charges, commissions and fees         73,134       40,201
 Gain on sale of loans                        167,300       90,140
 Loan servicing income                         26,616       22,064
 Gain on sale of investment securities           --          2,032
 Other                                         10,500        3,366
                                          -----------   ----------
   Total other income                         277,550      157,803

Other expense:
 Compensation and benefits                    543,462      481,012
 Directors fees                                64,550       50,950
 Occupancy and equipment expenses             179,118      121,621
 Federal and other insurance premiums          39,680      277,236
 Advertising                                   45,506       38,515
 Legal and professional fees                   80,565       56,754
 Other expenses                               360,685      248,558
                                          -----------   ----------
   Total other expenses                     1,313,566    1,274,646
                                          -----------   ----------

Income before income tax expense              725,111      221,379

Income tax expense                            267,121       83,224
                                          -----------   ----------
Net income                                $   457,990   $  138,155
                                          ===========   ==========

The accompanying notes are an integral part of these statements.

                       SECURITY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                              1997          1996
                                          -----------   -----------

Cash flows from operating activities:
 Net income                               $   457,990   $   138,155
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization               58,829        53,650
   Dividend on FHLB stock                     (37,600)      (34,200)
   (Gain) loss on sale of investments            --          (2,032)
   Provision for loan losses                   60,000       116,000
   (Increase) decrease in interest
     receivable                               (84,790)      (86,431)
   (Increase) decrease in other assets        (35,586)       (1,329)
   Increase (decrease) in accrued
     liabilities                               45,990        73,912
   Increase (decrease) in income taxes
     payable                                  130,988       (26,987)
   Increase (decrease) in deferred taxes
     payable                                   28,661        (8,999)
   Sale of mortgage loans held for sale     6,930,759     5,725,571
   Originations of mortgage loans
     held for sale                         (6,930,759)   (5,725,571)
                                          -----------   -----------
   Total adjustments                          166,492        83,584
                                          -----------   -----------
 Net cash provided by operating activities    624,482       221,739

Cash flows from investing activities:
   Loan originations, net of principal
      payments                             (6,500,567)   (9,521,579)
   Loans purchased                               --        (277,000)
   Purchase of:
     Available for sale-investment
       securities                                --      (1,499,828)
     Held to maturity securities             (998,223)         --
   Proceeds from sale of:
     Available for sale investment
       securities                             500,000       977,698
     Available for sale mortgage-
       backed securities                         --         644,683
   Proceeds from maturities and repayments
    of:
     Held to maturity investment securities 1,000,000     2,699,643
     Held to maturity mortgage-backed
       securities                             373,708       154,159
   Cash payments for the purchase of
     property                                (208,389)     (442,053)
                                          -----------   -----------
 Net cash provided (used) by investing
  activities                               (5,833,471)   (7,264,277)

Cash flows from financing activities:
  Net increase (decrease) in deposit
    accounts                                1,271,490     3,391,314
  Proceeds from FHLB advances               1,000,000     4,500,000
  Net increase (decrease) in escrow
    accounts                                   (7,006)      (39,058)
  Proceeds from issuance of common stock    3,742,294          --
                                          -----------   -----------
 Net cash provided by financing activities  6,006,778     7,852,256
                                          -----------   -----------
Net increase in cash and equivalents          797,789       809,718

Cash and equivalents, beginning of year     1,097,897       288,179
                                          -----------   -----------
Cash and equivalents, end of year         $ 1,895,686   $ 1,097,897
                                          ===========   ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest expense                      $ 2,108,785   $ 1,816,298
    Income Tax                                 95,574       119,300


The accompanying notes are an integral part of these statements.

                                       SECURITY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               Addi-     Unallo-                              Total
                              Common Stock     tional     cated                Unrealized    Stock-
                             --------------    Paid-in    ESOP       Retained   Security    holders'
                             Shares  Amount    Capital    Shares     Earnings    Gains       Equity
                             ------  ------    -------    ------     --------    -----       ------

Balances, January 1, 1996                                           $2,167,052  $117,337   $2,284,389

 Net income for 1996                                                   138,155                138,155

 Net change in unrealized
  gains on securities
  available for sale                                                              27,788       27,788
                            ------- ------  ---------- ---------    ----------  --------   ----------

Balances, December 31, 1996                                          2,305,207   145,125    2,450,332

 Stock issued pursuant to
 initial common stock
 offering                   436,425 $4,364  $4,060,880 $(349,140)                           3,716,104

 ESOP shares earned                             14,933    11,257                               26,190

 Net change in unrealized
 gains on securities
 available for sale                                                               84,567       84,567

 Net income for 1997                                                   457,990                457,990
                            ------- ------  ---------- ---------    ----------  --------   ----------
Balances, December 31,
  1997                      436,425 $4,364  $4,075,813 $(337,883)   $2,763,197  $229,692   $6,735,183
                            ======= ====== =========== =========    ==========  ========   ==========

The accompanying notes are an integral part of these statements.

                                   16

                       SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -

The consolidated financial statements as of December 31, 1997 and 1996 and the years then ended, include the accounts of Security Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Security Federal Savings Bank of McMinnville, Tennessee ("Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

Conversion and Organization of Holding Company
----------------------------------------------

On June 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and became a wholly-owned subsidiary of the Company ("Conversion"). The Company was formed under Tennessee Law in March 1997 to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no other operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion, and lending funds to the Bank's Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion.

Nature of Business
------------------

The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate and other loans located primarily in Warren County, Tennessee. At December 31, 1997, the Bank operated two retail-banking offices in McMinnville, Tennessee. The Bank is subject to competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
-----------------------------------------

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ from those estimates.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Outlined below are the accounting and reporting policies considered significant by the Company:

Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, the Company has defined cash and cash equivalents to include all cash, amounts due from depository institutions, and overnight funds sold to the Federal Home Loan Bank.

Investment Securities
---------------------

The Company classifies its investments, including marketable equity securities, mortgage-backed securities, and mortgage-related securities, in one of three categories:

Trading Account Securities -

Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company did not hold any trading securities at December 31, 1997 or 1996.

Securities Held-to-Maturity -

Debt securities which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Unrealized losses on held-to-maturity securities reflecting a decline in value judged to be other than temporary are charged to income.

Securities Available-for-Sale -

Available-for-sale securities consist of equity securities and certain debt securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of income taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Any decision to sell available-for-sale securities would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized losses on available-for-sale securities reflecting a decline in value judged to be other than temporary are charged to income.
                                18

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Receivable
----------------

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the contractual life of the related loans using the interest method.

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as amended effective October 1, 1995. These two pronouncements require measurement of impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. All nonaccrual loans are considered to be impaired. Nonaccrual loans are specifically designated and segregated within the loan portfolio by management. Loans are charged off when management determines that principal and interest are not collectible. At December 31, 1997 and 1996, only nonaccrual loans were considered to be impaired.

Uncollectible interest on loans that are contractually past due for three months is charged off or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed Property
-------------------

Foreclosed property owned is carried at the lower of cost or estimated fair value less estimated selling costs. Costs directly related to improvement of real estate are capitalized. Expenses of holding such real estate are charged to operations as incurred.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premises and Equipment
----------------------

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and declining balance methods based on the estimated useful lives of the related assets that range from three to forty years.

Expenditures for major renewals and betterments of premises and equipment are capitalized, and those for maintenance and repairs are charged to expense as incurred.

Federal Home Loan Bank Stock
----------------------------

The Bank is required to maintain an investment in stock of the Federal Home Loan Bank of Cincinnati (FHLB). Sale of the stock is restricted to the FHLB and its members.

Mortgage Loan-Servicing Rights
------------------------------

The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," effective January 1, 1996. Issued in May 1995, SFAS No. 122 amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights acquired through purchase transactions. The statement requires a mortgage banking enterprise, which sells or securitizes loans and retains the related mortgage servicing rights, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The effect of adopting SFAS No. 122 did not have a material impact on the Company's financial condition or the results of its operations.

Effective December 31, 1996, SFAS 122 was superseded by SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 did not materially change the accounting of mortgage servicing rights under SFAS 122 but provided a broader umbrella on the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

Income Taxes
------------

Income taxes are provided based on the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of allowance for loan losses, accumulated depreciation, and FHLB stock dividends for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
                                20

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences
--------------------

Full time employees of the Company are entitled to paid vacation depending on length of service. The Company requires all vacations be taken in the year they are earned.

Pension Costs
-------------

Pension costs are charged to employee benefits expense and are funded as accrued.

Earnings Per Share
------------------

Earnings per share are not presented for the period of June 30, 1997 (the date of conversion to a stock savings bank) through December 31, 1997 as the earnings per share calculation for this period was not meaningful. Earnings per share are not presented for the periods prior to the conversion to stock form, as the Bank was a mutual savings bank, and no stock was outstanding.
See "New Accounting Standards" regarding SFAS No. 128, "Earnings per Share".

Fair Values of Financial Instruments
------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents -

The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment securities (including mortgage-backed securities) -

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans -

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

Deposits -

The fair value of demand deposits, savings accounts, and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using rates offered on the reporting date for deposits of similar remaining maturities.

Federal Home Loan Bank Advances -

The fair value is estimated by discounting future cash flows using rates currently available to the Company for advances of similar maturities.

Commitments -

The commitments to originate and purchase loans have terms that are consistent with current market conditions. Accordingly, the Bank estimated that the face amounts of these commitments approximate carrying value.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure". Both statements are effective for financial statements issued after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basis EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure.

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. An enterprise shall continue to display an amount for net income but will also be required to display other comprehensive income, which includes other changes in equity. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Upon adoption, these statements will not have a significant effect upon the presentation of the Company's financial statements.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

Following is a summary of investment securities, which are classified as available-for-sale:
                                     Gross       Gross
                        Amortized  Unrealized  Unrealized  Fair
  December 31, 1997       Cost       Gains       Losses    Value
  -----------------     ---------  ----------  ----------  -----
  U. S. Government and
   agency obligations   $  999,929  $   -      $  6,354  $  993,575
  FHLMC stock                9,006   376,824      -         385,830
                        ----------  --------   --------  ----------
                        $1,008,935  $376,824   $  6,354  $1,379,405
                        ==========  ========   ========  ==========
  December 31, 1996
  -----------------
  U. S. Government and
   agency obligations   $1,499,828  $  1,920   $ 12,705  $1,489,043
  FHLMC stock                9,006   244,857       -        253,863
                        ----------  --------   --------  ----------
                        $1,508,834  $246,777   $ 12,705  $1,742,906
                        ==========  ========   ========  ==========

The fair value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 December 31,
                                             1997           1996
                                             ----           ----
  FHLMC stock                             $  385,830     $  253,863
  Due after one year through five years      993,575      1,489,043
                                          ----------     ----------
                                          $1,379,405     $1,742,906
                                          ==========     ==========

Following is a summary of investment securities and mortgage-backed securities, which are classified as held-to-maturity:

                                    Gross       Gross
                       Amortized  Unrealized  Unrealized  Fair
  December 31, 1997      Cost       Gains       Losses    Value
  -----------------    ---------  ----------  ----------  -----
  U. S. Government and
   agency obligations  $1,248,223  $ 4,072   $    -     $1,252,295
  Mortgage-backed
   securities           1,206,202    8,234        -      1,214,436
                       ----------  -------   ---------  ----------
                       $2,454,425  $12,306   $    -     $2,466,731
                       ==========  =======   =========  ==========
  December 31, 1996
  -----------------
  U. S. Government and
   agency obligations  $1,250,000  $   498   $   1,450  $1,249,048
  Mortgage-backed
   securities           1,579,910   17,434       7,236   1,590,108
                       ----------  -------   ---------  ----------
                       $2,829,910  $17,932   $   8,686  $2,839,156
                       ==========  =======   =========  ==========

                       SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                         December 31, 1997     December 31, 1996
                        -------------------   -------------------
                        Amortized    Fair     Amortized    Fair
                           Cost      Value       Cost      Value
                        ---------    ------   ---------    ------
  Due in one year or
   less                 $  250,000 $  250,433 $  750,000 $  749,095
  Due after one year
   through five years      998,223  1,001,862    500,000    499,953
                        ---------- ---------- ---------- ----------
                         1,248,223  1,252,295  1,250,000  1,249,048
  Mortgage-backed
   securities            1,206,202  1,214,436  1,579,910  1,590,108
                        ---------- ---------- ---------- ----------
                        $2,454,425 $2,466,731 $2,829,910 $2,839,156
                        ========== ========== ========== ==========

Carrying amounts and fair values of mortgage-backed securities are summarized as follows:

  December 31, 1997
  -----------------
           Principal  Unamortized Unearned    Carrying     Fair
            Balance    Premiums   Discounts    Value       Value
          ----------  ----------- ---------  ----------  ----------
  FHLMC   $  850,038   $    230    $ -       $  850,268  $  856,052
  FNMA       238,016      1,316                 239,332     236,750
  GNMA       116,278        324      -          116,602     121,634
          ----------   --------    ----      ----------  ----------
          $1,204,332   $  1,870    $ -       $1,206,202  $1,214,436
          ==========   ========    ====      ==========  ==========

  December 31, 1996
  -----------------
           Principal  Unamortized Unearned    Carrying     Fair
            Balance    Premiums   Discounts    Value       Value
           ----------  ----------- ---------  ----------  ----------
  FHLMC   $1,125,768   $  2,669    $ -       $1,128,437  $1,142,020
  FNMA       300,875      2,723                 303,598     296,362
  GNMA       147,306        569      -          147,875     151,726
          ----------   --------    ----      ----------  ----------
          $1,573,949   $  5,961    $ -       $1,579,910  $1,590,108
          ==========   ========    ====      ==========  ==========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

At December 31, 1997 and 1996, $850,000 of mortgage-backed securities were pledged as collateral for deposits.

Activities related to the sales of securities are summarized as follows:

                                           1997             1996
                                           ----             ----
  Proceeds from sales                    $500,000       $1,622,381
  Gross gains on sales                       -               2,317
  Gross losses on sales                      -                 285

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31, 1997 and 1996 are summarized as follows:

                                               December 31,
                                           1997           1996
                                           ----           ----
  First mortgage loans:
    Secured by one-to-four family
     residences                         $26,765,072    $24,691,315
    Secured by commercial real estate     4,869,200      3,362,400
    Real estate development loans           761,000        156,000
    Construction loans                    3,725,878      3,964,232
                                        -----------    -----------
                                         36,121,150     32,173,947
    Less:
      Undisbursed portion of
       construction loans                (1,397,330)    (1,010,939)
                                        -----------    -----------
        Total first mortgage loans       34,723,820     31,163,008

  Commercial business loans               3,815,773      2,262,750

  Consumer and other loans:
    Automobile                            1,364,215      1,544,617
    Second mortgage and other             2,634,117        753,531
    Unsecured                               903,124      1,226,903
                                        -----------    -----------
                                          4,901,456      3,525,051

  Less:  allowance for loan losses         (339,041)      (284,153)
                                        -----------    -----------
                                        $43,102,008    $36,666,656
                                        ===========    ===========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 3 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

                                               December 31,
                                           1997           1996
                                           ----           ----
  Balance - beginning                   $   284,153    $   188,098
    Provision charged to operations          60,000        116,000
    Loans charged off                       (15,390)       (23,897)
    Recoveries                               10,278          3,952
                                        -----------    -----------
  Balance - ending                      $   339,041    $   284,153
                                        ===========    ===========

Commercial loans consist primarily of unsecured business loans and loans secured by equipment and inventory. Other consumer loans consist primarily of unsecured consumer loans and loans secured by deposit accounts.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1997 and 1996 totalled $694,000 and $583,860, respectively.

The Bank's lending activity is concentrated with customers located in the McMinnville and Warren County, Tennessee area.

NOTE 4 - LOAN SERVICING

Mortgage loans serviced for Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans were $11,996,237 and $8,201,271 at December 31, 1997 and 1996, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $43,363 and $39,162 at December 31, 1997 and 1996, respectively.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                              December 31,
                                            1997        1996
                                            ----        ----
  Investment securities                   $ 19,369    $  22,776
  Mortgage-backed securities                25,504       36,407
  Loans receivable                         318,252      219,152
                                          --------    ---------
                                          $363,125    $ 278,335
                                          ========    =========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classification as follows:
                                               December 31,
                                            1997         1996
                                            ----         ----
  Land                                   $   315,500  $   315,500
  Building                                   712,126      627,854
  Furniture and equipment                    375,075      250,958
                                         -----------  -----------
                                           1,402,701    1,194,312
  Less:  accumulated depreciation           (299,379)    (240,550)
                                         -----------  -----------
                                         $ 1,103,322  $   953,762
                                         ===========  ===========

Depreciation expense was $58,829 and $53,650 in 1997 and 1996, respectively.

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 1997 and 1996 are summarized as follows:
                                             1997         1996
                                             ----         ----
  Demand deposits, noninterest-bearing   $ 1,955,485  $ 1,713,015
  NOW and money market accounts -
  2.54% (1997) and 2.78% (1996)            2,615,510    1,712,646
  Passbook accounts -
  3.18% (1997) and 3.68% (1996)            3,843,003    4,468,674
                                         -----------  -----------
    Total Demand, N.O.W.
     and Passbook Accounts                 8,413,998    7,894,335

  Certificates of deposit:
    4.01% to 5.00%                           418,907    3,323,652
    5.01% to 6.00%                        25,837,383   21,483,503
    6.01% to 7.00%                         2,380,813    3,078,121
    7.01% to 8.00%                            10,000       10,000
                                         -----------  -----------
       Total certificates of deposit      28,647,103   27,895,276
                                         -----------  -----------
                                         $37,061,101  $35,789,611
                                         ===========  ===========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 7 - DEPOSITS (continued)

Interest expense on deposits is as follows:

                                       Years Ended December 31,
                                       ------------------------
                                          1997           1996
                                          ----           ----
  NOW and money market accounts        $   56,154     $   36,001
  Passbook accounts                       108,443        134,004
  Certificates of deposit               1,560,237      1,477,038
                                       ----------     ----------
                                       $1,724,834     $1,647,043
                                       ==========     ==========

Certificate of deposit maturities are summarized below:

                           Average              Average
                            Rate      1997       Rate      1996
                           -------    ----      -------    ----
  Less than 12 months       5.41%  $19,384,492   5.38%  $20,623,100
  12 to 36 months           5.79     8,431,454   5.72     6,293,085
  Greater than 36 months    5.91       831,157   5.97       979,091
                                   -----------          -----------
                            5.54%  $28,647,103   5.48%  $27,895,276
                                   ===========          ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $4,935,000 and $3,916,000 at December 31, 1997 and 1996,
respectively. Deposit accounts in excess of $100,000 are not federally insured.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 are summarized as follows:

                                            1997        1996
                                            ----        ----
    Short-term advances                  $2,500,000   $   -
    Other advances                        4,000,000    5,500,000
                                         ----------   ----------
                                         $6,500,000   $5,500,000
                                         ==========   ==========

The short-term advances are due ninety days from issuance. Advances at December 31, 1997 mature as follows:

                              Weighted
  Year Ending              Average Rate at
  December 31,            December 31, 1997             Amount
  ------------            -----------------             ------
     1998                        6.51                 $4,500,000
     1999                        6.20                  2,000,000
                                 ----                 ----------
                                 6.41%                $6,500,000
                                 ====                 ==========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES (continued)

At December 31, 1997, the Bank's FHLB stock with a carrying value of $550,000 and residential real estate loans with outstanding balances totalling $9,750,000 were pledged under a blanket agreement as collateral for FHLB advances. At December 31, 1997, the total available borrowing capacity from the FHLB was $11,000,000.

NOTE 9 - INCOME TAXES

Income tax expense for 1997 and 1996 is comprised of the following:

                                            1997        1996
                                            ----        ----
  Federal:
    Current                               $196,185    $ 81,289
    Deferred                                27,152     (14,677)
  State:
    Current                                 37,517      16,264
    Deferred                                 6,267         348
                                          --------    --------
                                          $267,121    $ 83,224
                                          ========    ========

A reconciliation of the actual income tax expense to the "expected" tax expense (computed by applying the federal statutory tax rate to earnings before income tax expense) is as follows:

                                        1997             1996
                                  ---------------- ----------------
                                         Effective        Effective
                                  Amount Tax Rate  Amount Tax Rate
                                  ------ --------- ------ ---------
  Computed "expected" tax
   expense                       $246,538  34.0%  $ 75,269  34.0%
  Increases (reductions) in tax
   resulting from:
    State income taxes, net of
     Federal income tax benefit    28,897   4.0      8,828   4.0
    Benefit of lower tax rates       -       -        (873)  (.3)
    Other items, net               (8,314) (1.1)      -       -
                                 --------  ----   --------  ----
       Income tax expense        $267,121  36.9%  $ 83,224  37.7%
                                 ========  ====   ========  ====

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 9 - INCOME TAXES (continued)

Deferred income taxes reflect the impact of "temporary differences" between amounts of liabilities and assets for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax liabilities and assets are as follows:

                                                December 31,
                                            1997           1996
                                            ----           ----
  Deferred tax liabilities:
    Depreciation                          $ 32,214       $ 20,521
    Federal Home Loan Bank of
     Cincinnati stock dividend             101,926         87,638
    Unrealized gain on available-
     for-sale securities                   140,779         88,947
    Mortgage servicing rights               14,761           -
  Deferred tax assets:
    Allowance for loan losses              (38,011)       (26,030)
                                          --------       --------
          Net deferred tax liability      $251,669       $171,076
                                          ========       ========

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

The Company is not subject to any regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the OTS, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the following tables. On December 31, 1997, the Bank exceeded the minimum requirements for the well-capitalized category.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (continued)

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital levels and ratios relative to its minimum capital requirements.

                                      As of December 31, 1997
                                      -----------------------
                                Actual Capital    Required Capital
                                --------------    ----------------
                                Amount    Ratio    Amount    Ratio
                                ------    -----    ------    -----

  OTS capital adequacy
    Tangible capital          $6,092,000  12.01% $  761,000  1.50%
    Core capital               6,092,000  12.01   1,522,000  3.00
    Risk-based capital         6,431,000  20.30   2,534,000  8.00
  FDICIA regulations to be
   classified well-capitalized
    Tier 1 leverage capital    6,092,000  12.01   2,537,000  5.00
    Tier 1 risk-based capital  6,092,000  19.23   1,904,000  6.00
    Total risk-based capital   6,431,000  20.30   3,167,000 10.00

                                      As of December 31, 1996
                                      -----------------------
                                Actual Capital    Required Capital
                                --------------    ----------------
                                Amount    Ratio    Amount    Ratio
                                ------    -----    ------    -----
  OTS capital adequacy
    Tangible capital          $2,305,000   5.24% $  661,000  1.50%
    Core capital               2,305,000   5.24   1,321,000  3.00
    Risk-based capital         2,589,000   9.87   2,099,000  8.00
  FDICIA regulations to be
   classified well-capitalized
    Tier 1 leverage capital    2,305,000   5.24   2,199,000  5.00
    Tier 1 risk-based capital  2,305,000   8.78   1,574,000  6.00
    Total risk-based capital   2,589,000   9.87   2,624,000 10.00

Included in retained earnings at December 31, 1997 and 1996 is approximately $504,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of this reserve for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. At December 31, 1997 and 1996, the unrecorded deferred liability related to these reserves is approximately $191,000.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 11 - STOCKHOLDERS' EQUITY/STOCK CONVERSION

On June 30, 1997, the Company completed its initial stock offering in connection with the Conversion. Gross proceeds from the sale of 401,511 shares (excluding the 34,914 shares purchased by the ESOP) amounted to $4,015,110 and were reduced by conversion costs of $299,006. The Company paid $3,658,819 for all common stock of the Bank and retained the remaining net proceeds.

Concurrently with the Conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final offering circular. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders who continue to maintain their deposit accounts in the Bank after the Conversion. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub-account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stockholders.

Subject to applicable law, the Boards of Directors of the Bank and the Company may each provide for the payment of dividends. Future declaration of cash dividends, if any, by the Company may depend upon dividend payments by the Bank to the Company. Subject to regulations promulgated by the OTS, the Bank will not be permitted to pay dividends on its common stock if its stockholders' equity would be reduced below the amount required for the liquidation account or its capital requirement.

In addition, as a Tier I institution, or an institution that meets all of its fully phased-in capital requirements, the Bank may pay a cash dividend to the Company with notification, but without prior OTS approval, during a calendar year an amount not to exceed the greater of 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four quarter period. No dividend was declared or paid during the period June 30, 1997 to December 31, 1997.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 12 - SPECIAL FEDERAL INSURANCE ASSESSMENT

On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (SAIF). The effect of this legislation was to require a one-time assessment on all federally insured savings institution's deposits, payable by November 29, 1996. The assessment was levied by the Federal Deposit Insurance Corporation (FDIC) at .657% of insured deposits at March 31, 1995. The amount of the Bank's assessment was $192,573. The assessment was paid and charged to earnings in 1996. After the recapitalization of the SAIF, the FDIC approved new rules regarding deposit insurance premiums. The Bank's deposit insurance premiums were reduced from 23 basis points, effective for 1996, to 6.5 basis points, effective January 1, 1997.

NOTE 13 - RETIREMENT PLAN AND OTHER BENEFITS

Employee Stock Ownership Plan -

Effective June 30, 1997, the Bank adopted the ESOP in connection with the Conversion. The ESOP is designed to provide retirement benefits for eligible employees of the Company. Because the Plan invests primarily in the stock of the Company, it also gives eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation.

During June 1997, the Company issued a total of 34,914 shares to the ESOP at a total purchase price of $349,140. The purchase was made from the proceeds of a $349,140 loan from the Company, bearing interest at 8.50%. The loan will be repaid by contributions the Company makes to the ESOP. The Company recorded a charge to compensation and employee benefits expense of $26,190 related to the ESOP, including $14,933 related to the appreciation in the fair value of allocated ESOP shares. The loan will be repaid over a period of approximately nine years, principally with funds from the Company's future contributions to ESOP, subject to Internal Revenue Service limitations.

Shares used as collateral to secure the loan are released and available for allocation to eligible employees evenly over a ten-year period as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing after the completion of one year of credited service or immediately if service was terminated due to death, retirement, disability, or change in control. Any dividends on released shares are credited to the participants' ESOP accounts or paid out proportionally or applied towards payment of the loan. Any dividends on unreleased shares will generally be applied towards payment of the loan.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 13 - RETIREMENT PLAN AND OTHER BENEFITS (continued)

Employee Stock Ownership Plan - (continued)

At December 31, 1997, shares held in suspense to be released annually as the loan is paid down amounted to 33,168 shares. The fair value of unallocated ESOP shares was $522,396 at December 31, 1997. Any dividends on allocated ESOP shares are charged to retained earnings, dividends on unallocated ESOP shares are charged to compensation and employee benefits expense and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

Profit Sharing Plan -

The Bank's pension expense and contributions for 1997 and 1996 were $26,018 and $23,232, respectively, related to their 401(K) profit sharing plan. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Employer and employee contributions to the plan are discretionary. Any employer contributions vest on a graduated schedule from two to six years of service.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND
          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial Instruments with Off-Balance-Sheet Risk
  at December 31, 1997:
    Contractual commitments to extend credit           $1,030,000
    Commercial letters of credit                          586,000

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND
          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
          (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include property, plant and equipment and real estate.

Most of the Bank's business activity is with customers located within the State of Tennessee. A majority of the loans are secured by residential or commercial real estate or other personal property. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, as described in Note 1, are as follows:

                                             December 31, 1997
                                       --------------------------
                                         Carrying         Fair
                                          Amount          Value
                                       --------------------------
  Financial assets:
    Cash and cash equivalents          $ 1,895,686     $ 1,895,686
    Investment securities                2,627,628       2,628,457
    Mortgage-backed securities           1,206,202       1,214,436
    Loans receivable, net               43,102,008      44,317,582

  Financial liabilities:
    Deposits                            37,061,101      37,028,612
    Federal Home Loan Bank advances      6,500,000       6,540,300

                                             December 31, 1996
                                       --------------------------
                                         Carrying         Fair
                                          Amount          Value
                                       --------------------------
  Financial assets:
    Cash and cash equivalents          $ 1,097,897     $ 1,097,897
    Investment securities                2,992,906       2,991,955
    Mortgage-backed securities           1,579,910       1,590,108
    Loans receivable, net               36,666,656      37,401,667

  Financial liabilities:
    Deposits                            35,789,611      35,752,946
    Federal Home Loan Bank advances      5,500,000       5,512,643

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions.

The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 16 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Security Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                December 31, 1997
                                                -----------------
  CONDENSED BALANCE SHEET

  ASSETS
    Cash and cash equivalents                      $   81,090
    ESOP note receivable                              337,883
    Investment in subsidiary                        3,658,819
                                                   ----------
      Total Assets                                 $4,077,792
                                                   ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Accrued income taxes                           $    5,000
    Stockholders' equity                            4,072,792
                                                   ----------
      Total liabilities and stockholders' equity   $4,077,792
                                                   ==========

                                             Period from June 30,
                                             to December 31, 1997
                                             --------------------
  CONDENSED STATEMENT OF INCOME

    Interest income                                $   16,597
    Expenses                                            4,049
                                                   ----------
      Income before equity in undistributed
      earnings of subsidiary and income taxes          12,548
    Increase in undistributed equity of
     subsidiary                                       352,183
                                                   ----------
      INCOME BEFORE INCOME TAXES                      364,731
    Income taxes                                        5,000
                                                   ----------
      NET INCOME                                   $  359,731
                                                   ==========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE 16 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
          (continued)

                                             Period from June 30,
                                             to December 31, 1997
                                             --------------------
  CONDENSED STATEMENT OF CASH FLOWS
    Cash flows from operating activities:
      Net income                                   $  359,731
      Adjustments to reconcile net income to net
       cash provided from operating activities:
        (Increase) decrease in undistributed
         equity of subsidiary                        (352,183)
        Other                                           5,000
                                                   ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        12,548

    Cash flows from investing activities:
      Investment in subsidiary                     (3,658,819)
                                                   ----------
      NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                         (3,658,819)

    Cash flows from financing activities:
      Net proceeds from sale of common stock        4,065,244
      Loan to ESOP                                   (349,140)
      Principal collected from ESOP                    11,257
                                                   ----------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          3,727,361
                                                   ----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS        81,090

  Cash and cash equivalents at beginning of period       -
                                                   ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   81,090
                                                   ==========

                   DIRECTORS AND OFFICERS
                             of
                   SECURITY BANCORP, INC.



Directors                               Officers
---------                               --------


Joe H. Pugh                             Joe H. Pugh
President and Chief Executive Officer   President and Chief Executive Officer

Earl Barr, Chairman of the Board        Don Collette
Owner and Manager of Barr's, Inc.       Secretary

Dr. Franklin J. Noblin, Vice-Chairman
of the Board, Dentist

Don Collette, General Manager and
Chief Executive Officer of McMinnville
Electric System

Robert Newman
Attorney

Dr. R. Neil Schultz
Retired Orthodontist

Dr. John T. Mason, III
Retired Professor of Chemical Engineering at
Tennessee Technological University

                        DIRECTORS AND OFFICERS
                                 OF
                   SECURITY FEDERAL SAVINGS BANK OF
                           MCMINNVILLE, TN


Directors                               Officers
---------                               --------



Joe H. Pugh                             Joe H. Pugh
President and Chief Executive Officer   President and Chief Executive Officer

Earl Barr, Chairman of the Board        Ray Talbert
Owner and Manger of Barr's, Inc.        Executive Vice President

Dr. Franklin J. Noblin, Vice-Chairman   Don Collette
of the Board, Dentist                   Secretary

Don Collette, General Manager and Chief John Duncan
Executive Officer of McMinnville        Vice President & Chief Financial
Electric System                           Officer

Robert Newman                           Nita Baggett
Attorney                                Vice President

Dr. R. Neil Schultz                     Johnnie Hughes
Retired Orthodontist                    Vice-President

Dr. John T. Mason, III
Retired Professor of Chemical Engineering
At Tennessee Technological University

                        CORPORATE INFORMATION



Corporate Headquarters                     Common Stock

 306 West Main Street                        Traded over-the-counter on
 McMinnville, Tennessee                      the OTC Electronic Bulletin
                                             Board under the symbol:  SCYT

Independent Auditors                       10-KSB Information

 Housholder, Artman,& Associates, P.C.       A copy of the Form 10-KSB will
 Tullahoma, Tennessee                        be furnished without charge to
                                             Stockholders of record upon
                                             written request to the Secretary,
General Counsel                              Security Bancorp, Inc., P.O.
                                             Box 7027, McMinnville,
 Stanley & Bratcher                          Tennessee 37111
 McMinnville, TN


Special Securities Counsel

 Breyer & Aguggia
 Washington, D.C.


Transfer Agent

 Registrar and Transfer Company
 Cranford, New Jersey


                            ANNUAL MEETING

The annual meeting of the stockholders will be held Thursday, April 16, 1998 at 2:00 p.m. Central Time, at the Bank's main office at 306 West Main Street, McMinnville, Tennessee.

                                Exhibit 21

                      Subsidiaries of the Registrant





Parent
------

Security Bancorp, Inc.

                                       Percentage       Jurisdiction or
Subsidiaries (a)                      of Ownership   State of Incorporation
----------------                      ------------   ----------------------

Security Federal Savings Bank
  of McMinnville, TN                      100%             United States

-----------
(a) The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

                                Exhibit 27
                         Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Security Bancorp, Inc. for the year ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

               Financial Data
               as of or for the year
Item Number    ended December 31, 1997   Item Description
-----------    -----------------------   ----------------

9-03 (1)              1,896              Cash and due from Banks
9-03 (2)                  0              Interest-bearing deposits
9-03 (3)                  0              Federal funds sold - purchased
                                         securities for resale
9-03 (4)                  0              Trading account assets
9-03 (6)              1,379              Investment and mortgage backed
                                           securities held for sale
9-03 (6)              2,454              Investment and mortgage backed
                                           securities held to
                                           maturity - carrying value
9-03 (6)              2,467              Investment and mortgage backed
                                           securities held to
                                           maturity - market value
9-03 (7)             44,838              Loans
9-03 (7)(2)             339              Allowance for losses
9-03 (11)            50,928              Total assets
9-03 (12)            37,061              Deposits
9-03 (13)             4,500              Short-term borrowings
9-03 (15)               632              Other liabilities
9-03 (16)             2,000              Long-term debt
9-03 (19)                 0              Preferred stock - mandatory
                                            redemption
9-03 (20)                 0              Preferred stock - no mandatory
                                            redemption
9-03 (21)                 4              Common stocks
9-03 (22)             6,731              Other stockholders' equity
9-03 (23)            50,928              Total liabilities and stockholders'
                                            equity
9-04 (1)              3,615              Interest and fees on loans
9-04 (2)                305              Interest and dividends on investments
9-04 (4)                  6              Other interest income
9-04 (5)              3,926              Total interest income
9-04 (6)              1,725              Interest on deposits
9-04 (9)              2,105              Total interest expense
9-04 (10)             1,821              Net interest income
9-04 (11)                60              Provision for loan losses
9-04 (13)(h)              0              Investment securities gains/(losses)
9-04 (14)             1,314              Other expenses
9-04 (15)               725              Income/loss before income tax
9-04 (17)               725              Income/loss before extraordinary
                                            items
9-04 (18)                 0              Extraordinary items, less tax
9-04 (19)                 0              Cumulative change in accounting
                                            principles
9-04 (20)               458              Net income or loss
9-04 (21)               N/A              Earnings per share - primary
9-04 (21)               N/A              Earnings per share - fully diluted
I.B. 5                 8.60              Net yield - interest earning assets -
                                            actual
III.C.1. (a)             50              Loans on non-accrual
III.C.1. (b)              0              Accruing loans past due 90 days or
                                            more
III.C.2. (c)              0              Troubled debt restructuring
III.C.2                   0              Potential problem loans
IV.A.1                  284              Allowance for loan loss - beginning
                                            of period
IV.A.2                   15              Total chargeoffs
IV.A.3                   10              Total recoveries
IV.A.4                  339              Allowance for loan loss - end of
                                            period
IV.B.1                    0              Loan loss allowance allocated to
                                            domestic loans
IV.B.2                    0              Loan loss allowance allocated to
                                            foreign loans
IV.B.3                  339              Loan loss allowance - unallocated