Form 10QSB
period 1998-03-31
SECURITY BANCORP INC /TN
filed 1998-05-15
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

  For the quarterly period ended          March 31, 1998        .
                                 -------------------------------
---  Transition report under Section 13 or 15(d) of the Exchange Act

  For the transition period from                    to
                                 -------------------   ----------------------
Commission file number        0-22553
                       ------------------------

                            SECURITY BANCORP, INC.
-----------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

             Tennessee                                  62-1682697
------------------------------------         --------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

                  306 West Main Street, McMinnville, TN  37110
-----------------------------------------------------------------------------
                  Address of Principal Executive Offices

                              (931) 473-4483
-----------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                  N/A
-----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X   Yes              No
    -----            -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                              436,425 shares outstanding on March 31, 1998
                               -------------------------------------------

Transitional Small Business Disclosure Format (check one):

         Yes           X  No
    -----            -----

                 Security Bancorp, Inc. and Subsidiary

                        McMinnville, Tennessee

                                 INDEX


PART I.                                                        Page(s)
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1997 and March 31, 1998. . . . . . . . . . . . .3

Consolidated Statements of Income (Unaudited)
  for the three month periods
  ended March 31, 1997 and 1998 . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Stockholders' Equity (Unaudited) . . . . .5

Consolidated Statements of Cash Flows - (Unaudited)
  for the three months ended March 31, 1997 and 1998. . . . . . . . .6

Notes to (Unaudited) Consolidated Financial Statements. . . . . . .7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . . . . . . . 9-13


PART II.
--------

OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 14

Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . 14

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . 14

Item 4. Submission of Matters to a Vote of Security Holders . . . . 14

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 1.  Financial Statements


                 Security Bancorp, Inc. and Subsidiary
                      Consolidated Balance Sheets
                              (Unaudited)
                (in thousands except share information)


                        ASSETS                  December 31,  March 31,
                                                    1997        1998

Cash & Noninterest Earning Deposits             $   1,896     $ 2,592
Investment Securities:  held to maturity            2,455       2,811
   Available for sale                               1,379       1,433
Loans receivable, net                              43,102      43,838
Real estate owned                                       5           6
Premises and equipment, net                         1,103       1,100
Federal Home Loan Bank stock                          550         560
Accrued interest receivable                           363         414
Prepaid expenses and other assets                      75         106
                                                 --------    --------
     TOTAL ASSETS                                $ 50,928    $ 52,860
                                                 ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         $ 37,061    $ 38,886
FHLB Borrowings                                     6,500       6,500
Advances from Borrowers for property taxes
 & insurance                                           59         132
Accrued interest payable                               32          42
Accrued expenses and other liabilities                172          58
Federal income taxes payable                          369         309
                                                 --------    --------
     Total Liabilities                             44,193      45,927

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value)           4           4
Paid-in capital                                     4,076       4,084
Retained earnings                                   2,763       2,914
Unrealized gain on securities available for sale,
  net of income taxes                                 230         263
Employee Stock Ownership Plan (ESOP) borrowing       (338)       (332)
                                                 --------    --------
     Total stockholders' equity                     6,735       6,933
                                                 --------    --------
     Total Liabilities and stockholders' equity  $ 50,928    $ 52,860
                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 Security Bancorp, Inc. and Subsidiary
                   Consolidated Statements of Income
                              (Unaudited)
             (in thousands, except per share information)

                                For Three Months Ended March 31,
                                     1997           1998
INTEREST INCOME:
  Loans                             $ 823          $ 992
  Investments                          67             58
  Interest earning deposits             2              6
                                    -----          -----
     Total interest income            892          1,056

INTEREST EXPENSE:
Deposits                              422            436
Advances                              100            111
                                    -----          -----
  Interest Expense                    522            547
  Provision for loan losses            15             15
                                    -----          -----
    Net interest income after
    provision for loan losses         355            494

NON-INTEREST INCOME:
  Other                                63            128
                                    -----          -----
    Total non-interest income          63            128
NON-INTEREST EXPENSES
  Compensation                        120            139
  Other employee benefits              35             51
  Net occupancy expense                66             85
  Deposit insurance premiums            6              6
  Data processing                      29             39
  Other                                38             54
                                    -----          -----
    Total non-interest expenses       294            374
    Income before
     income taxes                     124            248

Income tax expense                     40             97
                                    -----          -----
     Net income                        84            151

Other comprehensive income, net
  of tax:  (See Note 4)
   Unrealized gains on securities:
     Unrealized holding gains
      (losses) arising during
      the period, before tax
      ($20) for 1997 and $53
      for 1998                       (12)             33
                                    -----          -----
        Comprehensive income       $  72           $ 184
                                   =====           =====
Weighted average common
  equivalent share outstanding:
  (See Note 3)                       N/A         403,257
    Basic earnings per share         N/A           $ .37

The accompanying notes are an integral part of these consolidated financial statements.

                     Security Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                    (in thousands, except share information)

                                                  Unrealized
                         Common  Paid-in  Retained   Gain on    ESOP
                         Stock   Capital  Earnings Securities Borrowing  Total

Balance at 12/31/97      $    4 $  4,076  $ 2,763   $  230    $  (338)  $6,735

Net income                    -        -      151        -          -      151

Unrealized gain on
  securities available
  for sale, net of
  income taxes                -        -        -       33          -       33

ESOP shares earned            -        8        -        -          6       14
                         ------   ------   ------   ------      -----   ------
Balance at 3/31/98       $    4   $4,084   $2,914   $  263      $(332)  $6,933
                         ======   ======   ======   ======      =====   ======

     The accompanying notes are an integral part of these consolidated financial statements.

                 Security Bancorp. Inc. and Subsidiary
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (in thousands)

                                                  Three Months Ended March 31,
                                                        1997      1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $    84   $   151
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            13        19
  Dividend on FHLB stock                                   (9)      (10)
  (Gain) loss on sale of investments                        -         -
  Provision for loan losses                                15        15
  (Increase) decrease in interest receivable              (27)      (51)
  (Increase) decrease in other assets                     (96)      (39)
  Increase (decrease) in accrued liabilities              (59)      (61)
  Increase (decrease) in income taxes payable              32      (136)
  Increase (decrease) in deferred taxes payable            (8)       49
  Sale of mortgage loans held for sale                  1,051     3,536
  Originations of mortgage loans held for sale         (1,051)   (3,825)
  Total adjustments                                      (139)     (503)
                                                      -------   -------
Net cash provided by operating activities                 (55)     (352)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments          (2,109)     (483)
  Loans purchased                                           -         -
  Purchase of:
    Available for sale - investment securities              -         -
    Held to maturity - investment securities                -      (493)
  Proceeds from sale of:
    Available for sale - investment securities              -         -
    Available for sale - mortgage-backed securities         -         -
  Proceeds from maturities and repayments of:
    Held to maturity investment securities                  -         -
    Held to maturity mortgage-backed securities            43       141
  Cash payments for the purchase of property             (106)      (15)
  Proceeds from sale of foreclosed real estate              -         -
                                                      -------   -------
Net cash provided (used) by investing activities       (2,172)     (850)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts             312     1,825
  Proceeds from FHLB advances                           1,650         -
  Net increase (decrease) in escrow accounts               71        73
  Net proceeds from issuance of capital stock               -         -
                                                      -------   -------
Net cash provided (used) by financing activities        2,033     1,898

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (194)      696

CASH AND EQUIVALENTS, BEGINNING OF YEAR                 1,098     1,896
                                                      -------   -------
CASH AND EQUIVALENTS, END OF PERIOD                   $   904   $ 2,592
                                                      =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                    $   522   $   547
  Income taxes                                        $     0   $   157


The accompanying notes are an integral part of these consolidated financial statements.

                                       6
PAGE

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended March 31, 1998 based upon weighted average common shares outstanding of 403,257. Earnings per share for the three months ended March 31, 1997 is not presented as there was no common stock issued or outstanding.

Statement of Financial Accounting Standards No. 128, Earnings Per share, established new standards for computing and presenting earnings per share.
The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

4.  STOCKHOLDERS' EQUITY

During the period, the Company adopted FASB Statement no. 130, Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

As required by the regulations of the Office of Thrift Supervision (OTS), at the time of Conversion, the Savings Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company's common stock.

5.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 4, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On March 31, 1998, the loan had an outstanding balance of approximately $332,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three months ending March 31, 1998, compensation expense was approximately $14,000. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1998, the ESOP had 1,746 allocated shares and 33,168 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. ASSET QUALITY

At March 31, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $50,000. The Company had $6,000 of real estate acquired through foreclosure as of March 31, 1998. As a percentage of net loans receivable at March 31, 1998, nonperforming loans was .1%. Total nonperforming assets as a percentage of total assets at March 31, 1998 was .1%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to assist in understanding the consolidated financial condition and the consolidated results of operations of the Company. References to the "Company" include Security Bancorp, Inc. and/or Security Federal Savings Bank of McMinnville, TN, as appropriate.

Comparison of Financial Condition at December 31, 1997
   and March 31, 1998

The Company's total consolidated assets increased by approximately $2.0 million or 3.8%, from $50.9 million at December 31, 1997 to $52.9 million at March 31, 1998. The increase in assets for the period was primarily attributable to an increase in loans receivable and an increase in investment securities.

Loans receivable, net, were $43.8 million at March 31, 1998 compared to $43.1 million at December 31, 1997, a 1.7% increase. This increase was primarily attributable to an increase in first mortgage residential loans of $300,000 and an increase in commercial loans of $400,000. The largest loan originated during this period was a commercial line of credit loan for $500,000 at 8.5% fixed for one year.

Deposits increased $1.8 million or 4.9%, from $37.1 million at December 31, 1997 to $38.9 million at March 31, 1998. The increase in deposits was primarily attributable to an increase in certificates of deposit and commercial checking accounts.

Comparison of Results of Operations for the Three Months
Ended March 31, 1997 and 1998.

Net Income. Net income for the three months ended March 31, 1998 was $151,000 compared to $84,000 for the same quarter last year. The increase resulted from an increase in net interest income and non- interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.16% for the three months ended March 31, 1998.

Net Interest Income. Net interest income increased $139,000 or 39.2% from $355,000 for the three months ended March 31, 1997 to $494,000 for the three months ended March 31, 1998. The interest rate spread increased from 3.37% for three months ending March 31, 1997 to 3.73% for the three months ending March 31, 1998 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings declining for the period a year ago.

Total interest income increased $164,000 from $892,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. Interest on loans increased $169,000 or 20.5% as a result of a $5.7 million increase in average loans outstanding substantially in non-residential mortgage loans and commercial business loans.

Interest expense increased $25,000 from $522,000 for the three months ended March 31, 1997 to $547,000 for the three months ended March 31, 1998. The increase for the three months ending March 31, 1998 was the result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses for each of the three month
periods ended March 31, 1997 and 1998 was $15,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at March 31, 1998.

Noninterest Income. Noninterest income increased 103.2% to $128,000 for the three months ended March 31, 1998 from $63,000 for the three months ended March 31, 1997. This increase is primarily due to gains from the sale of residential loans increasing $54,000 in the first quarter of 1998 due to selling $2.5 million more residential loans in the first quarter of 1998 compared to the same quarter for 1997. Additionally, noninterest income increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased 27.2% to $374,000 for the three months ended March 31, 1998 from $294,000 for the three months ended March 31, 1997. Compensation and benefits increased to $190,000 for the three months ended March 31, 1998 from $155,000 for the three months ended March 31, 1997 as a result of hiring additional personnel for the new branch office that opened on March 6, 1997 and the costs associated with the Employee Stock Ownership Plan. Occupancy and equipment expense increased to $85,000 for the three months ended March 31, 1998 from $66,000 for the same three months a year earlier as a result of increased depreciation expense. Data processing and other expenses increased to $93,000 for the three months ended March 31, 1998 from $67,000 for the three months ended March 31, 1997 primarily as a result of increased service bureau expense for the new branch office and the cost associated with being a public company.

Income Taxes. Income tax expense for the three months ending March 31, 1998 was $97,000 compared to $40,000 for the three months ending March 31, 1997. This increase was the result of pre-tax income increasing by $124,000 for the three months ending March 31, 1998.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1998, the Savings Bank's liquidity ratio was 10.3% (required ratio at that date was 4% pursuant to OTS regulations). At March 31, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.0 million and unfunded letters of credit of $521,000. At March 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at March 31, 1998. The Savings Bank had the following capital ratios at March 31, 31, 1998:

                          Security Federal Savings Bank
                                    (Unaudited)


As of March 31, 1998     Actual           For Capital       Categorized as
                                      Adequacy Purposes  "Well Capitalized"

                     Amount  Ratio       Amount   Ratio      Amount  Ratio

Total Capital
(to risk weighted
 assets)            $ 6,616  18.25%     $ 2,900    8.00%    $ 3,625  10.00%

Tier I Capital
(to risk weighted
 assets)              6,261  17.27%       1,450    4.00%      2,175   6.00%

Tier 1 Capital
(to adjusted total
 assets)              6,261  11.90%       1,578    3.00%      2,630   5.00%

Tangible Capital
(to tangible
 assets)              6,261  11.90%         789    1.50%        N/A     -


As categorized under the OTS Prompt Corrective Action Provisions.

The Year 2000 Issue. As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The Bank has developed a plan to analyze how the Year 2000 will impact its operations and related vendors given the service bureau environment that the Bank operates. The Bank will continue to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. Given the service bureau environment under which the Bank operates, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time.

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
         Exhibits
         --------
         3.1   Charter of Security Bancorp, Inc.*
         3.2   Bylaws of Security Bancorp, Inc.*
        10.1   Employment Agreement with Joe H. Pugh**
        10.2   Severance Agreement with John W. Duncan**
        10.3   Severance Agreement with Ray Talbert**
        10.4   Security Federal Savings Bank of McMinnville, TN
                  401(k) Plan*
        10.5 Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan***
        10.6 Security Bancorp, Inc. Management Recognition and Development Plan****
        10.7   Security Bancorp, Inc. 1998 Stock Option Plan****
        27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.
         ---------------------
         * Incorporated by reference to Registrant's Registration
           Statement on Form SB-2, as amended (File No. 333-6670)
        ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 1997.
       *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
      **** Incorporated by reference to Registrant's Annual Meeting
           Proxy Statement dated March 16, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Security Bancorp, Inc.


Date: May 13, 1998        By /s/ Joe H. Pugh
                                 --------------------------------------
                                 Joe H. Pugh
                                 President and Chief Executive Officer


                              Security Bancorp, Inc.


Date: May 13, 1998        By /s/ John W. Duncan
                                 --------------------------------------
                                 John W. Duncan
                                 Chief Financial Officer