Form 10QSB
period 1998-06-30
SECURITY BANCORP INC /TN
filed 1998-08-14
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                          FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

For the quarterly period ended          June 30, 1998          .
                               --------------------------------
    Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from                  to
                              ------------------    -----------------

Commission file number    0-22553
                      ---------------

                             SECURITY BANCORP, INC.
-----------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

           Tennessee                                  62-1682697
---------------------------------           ---------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                  306 West Main Street, McMinnville, TN  37110
-----------------------------------------------------------------------------
                     (Address of Principal Executive Offices)

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

      X     Yes           No
     ---              ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 436,425 shares outstanding on June 30, 1998

Transitional Small Business Disclosure Format (check one):

            Yes        X  No
     ---              ---

                    Security Bancorp, Inc. and Subsidiary

                           McMinnville, Tennessee

                                   INDEX


PART I                                                               Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1997 and June 30, 1998. . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the six month periods
  ended June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the six months ended June 30, 1997 and 1998. . . . . . . . . . . 6

Notes to (Unaudited) Consolidated Financial Statements . . . . . . . 7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . .9-14


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .15

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . .15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . .15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 1.  Financial Statements


                   Security Bancorp, Inc. and Subsidiary
                       Consolidated Balance Sheets
                              (Unaudited)
                  (in thousands except share information)


            ASSETS                                   December 31,   June 30,
                                                         1997         1998

Cash & Noninterest Earning Deposits                  $ 1,896       $ 3,108
Investment Securities:  held to maturity               2,455         2,745
   Available for sale                                  1,379         1,430
Loans receivable, net                                 43,102        44,700
Real estate owned                                          5             6
Premises and equipment, net                            1,103         1,090
Federal Home Loan Bank stock                             550           570
Accrued interest receivable                              363           434
Prepaid expenses and other assets                         75           109
                                                     -------       -------
     TOTAL ASSETS                                    $50,928       $54,192
                                                     =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                             $37,061       $39,944
FHLB Borrowings                                        6,500         6,500
Advances from Borrowers for property taxes &
  insurance                                               59           190
Accrued interest payable                                  32            35
Accrued expenses and other liabilities                   172            71
Federal income taxes payable                             369           366
                                                     -------       -------
     Total Liabilities                                44,193        47,106

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
   issued and outstanding)                                 4             4
Paid-in capital                                        4,076         4,092
Retained earnings                                      2,763         3,055
Unrealized gain on securities available for sale,
   net of income taxes                                   230           261
Employee Stock Ownership Plan (ESOP) borrowing          (338)         (326)
                                                     -------       -------
     Total stockholders' equity                        6,735         7,086
                                                     -------       -------
     Total Liabilities and stockholders' equity      $50,928       $54,192
                                                     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                   Security Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
               (in thousands, except per share information)


                                         For Three Months    For Six Months
                                           Ended June 30,    Ended June 30,
                                           1997     1998     1997     1998

INTEREST INCOME:
  Loans                                   $ 864    $1,007   $1,687   $1,999
  Investments                                67        58      135      117
  Interest earning deposits                   2         8        3       13
                                          -----    ------   ------   ------
     Total interest income                  933     1,073    1,825    2,129

INTEREST EXPENSE:
Deposits                                    440       453      862      888
Advances                                    107       104      207      216
                                          -----    ------   ------   ------
  Interest Expense                          547       557    1,069    1,104
  Provision for loan losses                  15        15       30       30
                                          -----    ------   ------   ------
    Net interest income after
    provision for loan losses               371       501      726      995

NON-INTEREST INCOME:
  Other                                      90       129      153      257
                                          -----    ------   ------   ------
    Total non-interest income                90       129      153      257
NON-INTEREST EXPENSES
  Compensation                              105       146      225      285
  Other employee benefits                    35        46       70       97
  Net occupancy expense                      40        72      106      157
  Deposit insurance premiums                  6         6       11       11
  Data processing                            28        39       57       79
  Other                                      96        89      134      143
                                          -----    ------   ------   ------
    Total non-interest expenses             310       398      603      772

    Income before income taxes              151       232      276      480

Income tax expense                           58        91       98      188
                                          -----    ------   ------   ------
     Net income                              93       141      178      292

Other comprehensive income, net of tax:
  (See Note 4)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising for the three month period,
      before tax $84 for 1997 and $(2) for
      1998, and for the six month period,
      before tax $64 for 1997 and $51
      for 1998                               52        (1)      40       31
                                          -----    ------   ------   ------
        Comprehensive income              $ 145    $  140   $  218   $  323
                                          =====    ======   ======   ======
Weighted average shares outstanding:
  (See Note 3)                              N/A   403,257      N/A  403,257
    Basic earnings per share                N/A     $ .35      N/A    $ .72

The accompanying notes are an integral part of these consolidated financial statements.

                     Security Bancorp, Inc. and Subsidiary
               Consolidated Statements of Stockholders' Equity
                                 (Unaudited)
                   (in thousands, except share information)


                                                Unrealized
                     Common  Paid-in  Retained   Gain on       ESOP
                      Stock  Capital  Earnings  Securities  Borrowing  Total

Balance at 12/31/97   $  4    $4,076   $2,763    $  230      $ (338)  $6,735

Net income              --        --      292        --          --      292

Unrealized gain on
 securities avail-
 able for sale, net
 of income taxes        --        --       --        31          --       31

ESOP shares earned      --        16       --        --          12       28
                      ----    ------   ------    ------      ------   ------
Balance at 6/30/98    $  4    $4,092   $3,055    $  261      $ (326)  $7,086
                      ====    ======   ======    ======      ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

              Security Bancorp. Inc. and Subsidiary
              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                                  Six months Ended June 30,
                                                    1997            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $   178         $   292
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                        28              38
  Dividend on FHLB stock                              (18)            (20)
  (Gain) loss on sale of investments                    -               -
  Provision for loan losses                            30              30
  (Increase) decrease in interest receivable          (71)            (71)
  (Increase) decrease in other assets                (577)            (34)
  Increase (decrease) in accrued liabilities          460             (98)
  Increase (decrease) in income taxes payable          67              (3)
  Increase (decrease) in deferred taxes payable        25              48
  Sale of mortgage loans held for sale              2,289           2,509
  Originations of mortgage loans held for sale     (2,289)         (2,616)
  Total adjustments                                   (56)           (217)
                                                  -------         -------
Net cash provided by operating activities             122              75

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments      (2,915)         (1,569)
  Loans purchased                                       -               -
  Purchase of:
    Available for sale - investment securities       (250)              -
    Held to maturity - investment securities            -          (1,643)
  Proceeds from sale of:
    Available for sale - investment securities          -               -
    Available for sale - mortgage-backed securities     -               -
  Proceeds from maturities and repayments of:
    Held to maturity investment securities            250           1,000
    Held to maturity mortgage-backed securities        69             360
  Cash payments for the purchase of property         (113)            (25)
  Proceeds from sale of foreclosed real estate          -               -
                                                  -------         -------
Net cash provided (used) by investing activities   (2,959)         (1,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts        (365)          2,883
  Repayment of FHLB advances                       (1,000)              -
  Net increase (decrease) in escrow accounts          134             131
  Net proceeds from issuance of capital stock       3,715               -
                                                  -------         -------
Net cash provided (used) by financing activities    2,484           3,014

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (353)          1,212

CASH AND EQUIVALENTS, BEGINNING OF YEAR             1,098           1,896
                                                  -------         -------
CASH AND EQUIVALENTS, END OF PERIOD               $   745         $ 3,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                $ 1,070         $ 1,104
  Income taxes                                    $    51         $   206

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three and six months ended June 30, 1998 based upon weighted average common shares outstanding of 403,257. Earnings per share for the three and six months ended June 30, 1997 is not presented as there was no common stock issued or outstanding.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share.
The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

4.  COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

5.  STOCKHOLDERS' EQUITY

In connection with the Conversion, the Company issued and sold 436,425 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $4.1 million after conversion expenses of approximately $300,000. The Company retained $406,000 of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank.

The ability of the company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations. An annual cash dividend of 25 cents per share was declared for shareholders of record as of the close of business on May 31, 1998. The cash dividend was paid on July 1, 1998 and represented the first dividend since becoming a public company.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On June 30, 1998, the loan had an outstanding balance of approximately $326,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and six months ending June 30, 1998, compensation expense was approximately $14,000 and $28,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1998, the ESOP had 1,746 allocated shares and 33,168 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.  ASSET QUALITY

At June 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $31,000. The Company had $6,000 of real estate acquired through foreclosure as of June 30, 1998. As a percentage of net loans receivable at June 30, 1998, nonperforming loans was .1%. Total nonperforming assets as a percentage of total assets at June 30, 1998 were .1%.

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

Comparison of Financial Condition at December 31, 1997 and June 30, 1998

The Company's total consolidated assets increased by approximately $3.3 million or 6.5%, from $50.9 million at December 31, 1997 to $54.2 million at June 30, 1998. The increase in assets for the period was primarily attributable to an increase in loans receivable and an increase in investment securities.

Loans receivable, net, were $44.7 million at June 30, 1998 compared to $43.1 million at December 31, 1997, a 3.7% increase. This increase was attributable to an increase in first mortgage residential loans of $800,000, an increase in commercial business and real estate loans of $600,000, and an increase in consumer loans of $200,000. The largest loan originated during this period was a commercial line of credit loan for $500,000 at 8.5% fixed for one year.

Deposits increased $2.8 million or 7.6%, from $37.1 million at December 31, 1997 to $39.9 million at June 30, 1998. The increase in deposits was primarily attributable to an increase in certificates of deposit and commercial checking accounts.

Comparison of Results of Operations for the Three months Ended June 30, 1997 and 1998.

Net Income. Net income for the three months ended June 30, 1998 was $141,000 compared to $93,000 for the same quarter last year. The increase resulted from an increase in net interest income and non-interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.05% for the three months ended June 30, 1998.

Net Interest Income. Net interest income increased $130,000 or 35.0% from $371,000 for the three months ended June 30, 1997 to $501,000 for the three months ended June 30, 1998. The interest rate spread increased from 3.53% for three months ending June 30, 1997 to 3.78% for the three months ending June 30, 1998 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings declining from the period a year ago.

Total interest income increased $140,000 from $933,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. Interest on loans increased $143,000 or 16.6% as a result of a $5.7 million increase in average loans outstanding substantially in residential mortgage loans and commercial business loans.

Interest expense increased $10,000 from $547,000 for the three months ended June 30, 1997 to $557,000 for the three months ended June 30, 1998. The increase for the three months ending June 30, 1998 was the result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses for each of the three month
periods ended June 30, 1997 and 1998 was $15,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at June 30, 1998.

Noninterest Income. Noninterest income increased 43.3% to $129,000 for the three months ended June 30, 1998 from $90,000 for the three months ended June 30, 1997. This increase is primarily due to gains from the sale of residential loans increasing $39,000 in the second quarter of 1998 due to selling $1.3 million more residential loans in the second quarter of 1998 compared to the same quarter for 1997. Additionally, noninterest income increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased 28.4% to $398,000 for the three months ended June 30, 1998 from $310,000 for the three months ended June 30, 1997. Compensation and benefits increased to $192,000 for the three months ended June 30, 1998 from $140,000 for the three months ended June 30, 1997 as a result of hiring additional personnel for the new branch office that opened on March 6, 1997 and the costs associated with the ESOP. Occupancy and equipment expense increased to $72,000 for the three months ended June 30, 1998 from $40,000 for the same three months a year earlier as a result of increased depreciation expense. Data processing and other expenses increased to $128,000 for the three months ended June 30, 1998 from $124,000 for the three months ended June 30, 1997 primarily as a result of increased service bureau expense for the new branch office and the cost associated with being a public company.

Income Taxes. Income tax expense for the three months ending June 30, 1998 was $91,000 compared to $58,000 for the three months ending June 30, 1997. This increase was the result of pre-tax income increasing by $81,000 for the three months ending June 30, 1998.

Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1998

Net Income. Net income for the six months ended June 30, 1998 was $292,000 compared to $178,000 for the six months ended June 30, 1997, a 64.0% increase. The increase resulted from an increase in net interest income and noninterest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.09% for the six months ended June 30, 1998 compared to .76% for the six months ended June 30, 1997.

Net Interest Income. Net interest income increased 37.1% to $995,000 for the six months ended June 30, 1998 from $726,000 for the six months ended June 30, 1997, as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 16.7% to $2,129,000 for the six months ended June 30, 1998 from $1,825,000 for the same 1997 period primarily as a result of increases in the average balance of and average yield on loans receivable, net. The average balance and average yield on loans receivable, net increased to $44.3 million from $39.1 million, and the average yield increased to 8.82% from 8.78%. Both increases are attributable to the substantial increase in commercial real estate and commercial business loans.

Interest expense increased 3.3% to $1,104,000 for the six months ended June 30, 1998 from $1,069,000 for the same 1997 period, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

Provision for Loan Losses. The provision for loan losses for each of the six month periods ended June 30, 1997 and 1998 was $30,000. Historically, management has emphasized the company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at June 30, 1998.

Noninterest Income. Noninterest income increased 68.0% to $257,000 for the six months ended June 30, 1998 from $153,000 for the same 1997 period. This increase is primarily due to gains from the sale of residential loans increasing by $68,000 for the six months ended June 30, 1998 due to selling $2.3 million more residential loans for the first half of 1998 compared to the same period a year ago. Additionally, noninterest income increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased 28.0% from $772,000 for the six months ended June 30, 1998 from $603,000 for the six months ended June 30, 1997. Compensation and benefits increased to $382,000 for the six months ended June 30, 1998 from $295,000 for the six months ended June 30, 1997 as a result of hiring additional personnel for the new branch office that opened on March 6, 1997 and the costs associated with the ESOP. Occupancy and equipment expense increased to $157,000 for the six months ended June 30, 1998 from $106,000 for the same six months a year earlier as a result of increased depreciation expense. Data Processing and other expenses increased to $222,000 for the six months ended June 30, 1998 from $191,000 for the six months ended June 30, 1997 primarily as a result of increased service bureau expense for the new branch office and the cost associated with being a public company.

Income Tax Expense. Income tax expense for the six months ended June 30, 1998 was $188,000 compared to $98,000 for the same period in 1997. The increase was the result of pre-tax income increasing by $204,000 for the six months ending June 30, 1998.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1998, the Savings Bank's liquidity ratio was 11.9% (required ratio at that date was 4% pursuant to OTS regulations). At June 30, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $2.4 million and unfunded letters of credit of $805,000. At June 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at June 30, 1998. The Savings Bank had the following regulatory capital ratios at June 30, 1998:

                       Security Federal Savings Bank
                                (Unaudited)


As of June 30, 1998        Actual        For Capital        Categorized as
                                      Adequacy Purposes  "Well Capitalized"(1)

                      Amount   Ratio    Amount   Ratio      Amount   Ratio

Total Capital
(to risk weighted
  assets)             $ 6,793   18.34%   $ 2,964  8.00%     $ 3,705   10.00%

Tier I Capital
(to risk weighted
 assets)                6,420   17.33%     1,482  4.00%       2,223    6.00%

Tier 1 Capital
(to adjusted total
 assets)                6,420   11.90%     1,618  3.00%       2,697    5.00%

Tangible Capital
(to tangible assets)    6,420   11.90%       809  1.50%         N/A     ---


1.  As categorized under the OTS Prompt Corrective Action Provisions.

The Year 2000 Issue. As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The Bank has developed a plan to analyze how the Year 2000 will impact its operations and related vendors given the service bureau environment that the Bank operates. The Bank will continue to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. Given the service bureau environment under which the Bank operates, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. Management believes that the company has limited exposure and expects the cost of addressing the Year 2000 issue to be approximately $20,000. The Bank will implement a contingency plan to handle certain situations that may occur with the Year 2000.

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual Meeting of Stockholders ("Meeting") was held on April 16, 1998. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as directors for the terms specified:

                                       VOTE FOR     VOTE WITHHELD
                                       --------     -------------

        Robert W. Newman                370,561        9,500
        (term expires 1999)             -------        -----

        Donald R. Collette              370,561        9,500
        (term expires 1999)             -------        -----

        Franklin J. Noblin              370,561        9,500
        (term expires 1999)             -------        -----

        Earl H. Barr                    370,561        9,500
        (term expires 2000)             -------        -----

        John T. Mason, III              370,561        9,500
        (term expires 2000)             -------        -----

        Joe H. Pugh                     370,561        9,500
        (term expires 2001)             -------        -----

        R. Neil Schultz                 370,561        9,500
        (term expires 2001)             -------        -----

The above individuals constitute all of the members of the Company's Board of Directors.

2. The Company's 1998 Stock Option Plan was approved by stockholders by the following vote:

        FOR  324,688        AGAINST  17,000          ABSTAIN     0
            ---------               ---------                ----------
        Broker non-votes totaled  38,373.
                                  ------


3. The Company's Management Recognition and Development Plans was approved by stockholders by the following vote:

        FOR  295,188        AGAINST  46,500          ABSTAIN     0
            ---------               ---------                ----------
        Broker non-votes totaled  38,373.
                                  ------

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
        Exhibits
        3.1    Charter of Security Bancorp, Inc.*
        3.2    Bylaws of Security Bancorp, Inc.*
        10.1   Employment Agreement with Joe H. Pugh**
        10.2   Severance Agreement with John W. Duncan**
        10.3   Severance Agreement with Ray Talbert**
        10.4   Security Federal Savings Bank of McMinnville, TN
                  401(k) Plan*
        10.5 Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan***
        10.6 Security Bancorp, Inc. Management Recognition and Development Plan****
        10.7   Security Bancorp, Inc. 1998 Stock Option Plan****
        27     Financial Data Schedule

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

         _____________________
         * Incorporated by reference to Registrant's Registration
          Statement on Form SB-2, as amended (File No. 333-6670)
       ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 1997.
      *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
     **** Incorporated by reference to Registrant's Annual Meeting Proxy
          Statement dated March 16, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Security Bancorp, Inc.


Date: August 12, 1998        By /s/ Joe H. Pugh
                             ----------------------------------------
                                Joe H. Pugh
                                President and Chief Executive Officer


                             Security Bancorp, Inc.


Date: August 12, 1998        By /s/ John W. Duncan
                             ----------------------------------------
                                John W. Duncan
                                Chief Financial Officer