Form 10QSB
period 1998-09-30
SECURITY BANCORP INC /TN
filed 1998-11-17
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

  For the quarterly period ended September 30, 1998.

    Transition report under Section 13 or 15(d) of the Exchange Act
---
  For the transition period from              to
                                 ------------    ------------
Commission file number    0-22553
                        -----------

                           SECURITY BANCORP, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

            Tennessee                                       62-1682697
---------------------------------------         ------------------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                 306 West Main Street, McMinnville, TN  37110
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (931) 473-4483
------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                      N/A
------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                           If Changed Since Last Report)

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

                             436,425 shares outstanding on September 30, 1998

Transitional Small Business Disclosure Format (check one):

          Yes     X  No
      ---        ---

                   Security Bancorp, Inc. and Subsidiary
                           McMinnville, Tennessee

                                    INDEX


PART I                                                           Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1997 and September 30, 1998 . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the nine month periods
  ended September 30, 1997 and 1998. . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the nine months ended September 30, 1997 and 1998. . . . . . . . 6

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 1.  Financial Statements


                      Security Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                  (Unaudited)
                    (in thousands except share information)

                 ASSETS                     December 31, September 30,
                                                      1997          1998

Cash & Noninterest earning deposits                $  1,896      $  2,863
Investment Securities:  held to maturity              2,455         2,574
   Available for sale                                 1,379         1,007
Loans receivable, net                                43,102        48,728
Real estate owned                                         5             0
Premises and equipment, net                           1,103         1,586
Federal Home Loan Bank stock                            550           580
Accrued interest receivable                             363           523
Prepaid expenses and other assets                        75           181
                                                   --------      --------
     TOTAL ASSETS                                  $ 50,928      $ 58,042
                                                   ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                           $ 37,061      $ 43,636
FHLB Borrowings                                       6,500         6,500
Advances from Borrowers for property taxes
  & insurance                                            59           388
Accrued interest payable                                 32            39
Accrued expenses and other liabilities                  172           212
Federal income taxes payable                            369           402
                                                   --------      --------
     Total Liabilities                               44,193        51,177

        STOCKHOLDERS' EQUITY

Common stock (436,425 shares, $.01 par value,
  issued and outstanding)                                 4             4
Paid-in capital                                       4,076         4,101
Treasury stock, at cost                                   0          (295)
Retained earnings                                     2,763         3,088
Unrealized gain on securities available for sale,
  net of income taxes                                   230           278
Employee Stock Ownership Plan (ESOP) borrowing         (338)         (311)
                                                   --------      --------
     Total stockholders' equity                       6,735         6,865
                                                   --------      --------
     Total Liabilities and stockholders' equity    $ 50,928      $ 58,042
                                                   ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  Security Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Income
                                (Unaudited)
                (in thousands, except per share information)


                                  For Three Months        For Nine Months
                                 Ended September 30,     Ended September 30,
                                 1997           1998     1997           1998

INTEREST INCOME:
  Loans                          $ 908       $ 1,058     $2,595       $3,064
  Investments                       65            66        200          183
  Interest earning deposits          3             9          7           23
                                 -----        ------     ------       ------
     Total interest income         976         1,133      2,802        3,270

INTEREST EXPENSE:
Deposits                           430           478      1,292        1,366
Advances                            82           107        290          323
                                 -----        ------     ------       ------
  Interest Expense                 512           585      1,582        1,689
  Provision for loan losses         15            15         45           45
                                 -----        ------     ------       ------
    Net interest income after
    provision for loan losses      449           533      1,175        1,536

NON-INTEREST INCOME:
  Other                            112           203        265          460
                                 -----        ------     ------       ------
    Total non-interest income      112           203        265          460
NON-INTEREST EXPENSES
  Compensation                     118           187        326          472
  Other employee benefits           43            69        113          166
  Net occupancy expense             52            66        128          223
  Deposit insurance premiums         6             6         17           17
  Data processing                   26            38         83          117
  Other                             98           135        279          286
                                 -----        ------     ------       ------
    Total non-interest expenses    343           501        946        1,281

    Income before income taxes     218           235        494          715

Income tax expense                  85            92        183          280
                                 -----        ------     ------       ------
    Net income                     133           143        311          435

Other comprehensive income, net
  of tax: (See Note 4)
  Unrealized gains (losses) on
   securities:
    Unrealized holding gains
     (losses) arising for the
     three month period, before
     tax $10 for 1997 and $27
     for 1998, and for the nine
     month period, before tax
     $74 for 1997 and $77 for
     1998                            6            17         46           48
                                 -----        ------     ------       ------

        Comprehensive income     $ 139        $  160     $  357       $  483
                                 =====        ======     ======       ======

Weighted average shares
  outstanding: (See Note 3)    401,511       403,257        N/A      403,257
    Basic earnings per share       .33      $    .35        N/A    $    1.08

The accompanying notes are an integral part of these consolidated financial statements.

                    SECURITY BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                                 (Unaudited)
                  (in thousands, except share information)


                                           Unrealized
              Common   Paid-in   Retained    Gain on     ESOP   Treasury
              Stock   Capital   Earnings  Securities  Borrowing  Stock  Total

Balance at
  12/31/97
               $4     $4,076     $2,763      $230     $  (338)    $0   $6,735
Treasury Stock,
  at cost      --         --         --        --          --   (295)    (295)

Net Income     --         --        435        --          --     --      435

Unrealized gain
 On securities
 Available for --         --         --        48          --     --       48
 Sale, net of
 Income taxes

Dividend       --         --       (110)       --          --     --     (110)

ESOP shares
  Earned       --         25         --        --          27     --       52
             ----     ------     ------      ----       -----  -----   ------
Balance at
  9/30/98    $  4     $4,101     $3,088      $278       $(311) $(295)  $6,865
             ====     ======     ======      ====       =====  =====   ======

The accompanying notes are an integral part of these consolidated financial statements.

                     Security Bancorp. Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                               Nine months Ended September 30,
                                                   1997                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $    311            $   435
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       43                 57
  Dividend on FHLB stock                             (28)               (30)
  Provision for loan losses                           45                 45
  (Increase) decrease in interest receivable         104               (160)
  (Increase) decrease in other assets                (14)              (106)
  Increase (decrease) in accrued liabilities         (40)                47

  Increase (decrease) in income taxes payable        128                (25)
  Increase (decrease) in deferred taxes payable       28                 58
  Sale of mortgage loans held for sale             4,289              8,864
  Originations of mortgage loans held for sale    (4,477)            (9,348)
  Total adjustments                                   78               (598)
                                                  ------             ------
Net cash provided by operating activities            389               (163)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments     (4,974)            (5,177)
  Purchase of:
    Available for sale - investment securities      (250)                 -
    Held to maturity - investment securities        (748)            (3,134)

  Proceeds from sale of:
    Available for sale - investment securities         -                450
    Available for sale - mortgage-backed securities    -                  -
  Proceeds from maturities and repayments of:
    Held to maturity investment securities         1,000              2,500
    Held to maturity mortgage-backed securities      227                532
  Cash payments for the purchase of property        (117)              (541)
                                                  ------             ------
Net cash provided (used) by investing activities  (4,862)            (5,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts        654              6,575
  Repayment of FHLB advances                        (150)                 -
  Net increase (decrease) in escrow accounts         307                329
  Net proceeds from issuance of capital stock      3,715                  -
  Payment of cash dividend                             -               (109)
  Treasury stock purchased                             -               (295)
                                                  ------             ------
Net cash provided (used) by financing activities   4,526              6,500

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       53                967

CASH AND EQUIVALENTS, BEGINNING OF YEAR            1,098              1,896
                                                  ------             ------
CASH AND EQUIVALENTS, END OF PERIOD              $ 1,151            $ 2,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                               $ 1,581            $ 1,689
  Income taxes                                   $    84            $   273

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three and nine months ended September 30, 1998 based upon weighted average common shares outstanding of 403,257. Earnings per share for the nine months ended September 30, 1997 is not meaningful because the Company did not complete its initial stock offering until June 30, 1997.

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

The ability of the company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations. An annual cash dividend of 25 cents per share was declared for shareholders of record as of the close of business on May 31, 1998. The cash dividend was paid on July 1, 1998 and represented the first dividend since becoming a public company. On September 9, 1998, the holding company repurchased 17,457 shares of its outstanding common stock at a total cost of $294,589 to be reissued in future periods as awards to participants in the Company's Management Development and Recognition Plan, which was approved by stockholders at the Company's Annual Meeting of Stockholders this past April. In addition, on July 1, 1998 and September 9, 1998, the Board of Directors of the Savings Bank declared an upstream dividend of $150,000 and $300,000, respectively to the Company.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1998, the loan had an outstanding balance of approximately $311,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the

ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and nine months ending September 30, 1998, compensation expense was approximately $15,000 and $43,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1998, the ESOP had 1,746 allocated shares and 33,168 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.  ASSET QUALITY

At September 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $276,000. As a percentage of net loans receivable at September 30, 1998, nonperforming loans was .6%. Total nonperforming assets as a percentage of total assets at September 30, 1998 were .5%.



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

Comparison of Financial Condition at December 31, 1997 and September 30, 1998

The Company's total consolidated assets increased by approximately $7.1 million or 14.0%, from $50.9 million at December 31, 1997 to $58.0 million at September 30, 1998. The increase in assets for the period was primarily attributable to an increase in loans receivable.

Loans receivable, net, were $48.7 million at September 30, 1998 compared to $43.1 million at December 31, 1997, a 13.0% increase. This increase was attributable to an increase in first mortgage residential loans of $2.5 million, an increase in commercial business and real estate loans of $2.2 million, and an increase in consumer loans of $1 million. The largest loan originated during this period was a commercial line of credit loan for $500,000 at 8.5% fixed for one year.

Deposits increased $6.6 million or 17.7%, from $37.1 million at December 31, 1997 to $43.6 million at September 30, 1998. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three months Ended September 30, 1997 and 1998.

Net Income. Net income for the three months ended September 30, 1998 was $143,000 compared to $133,000 for the same quarter last year. The increase resulted from an increase in net interest income and non-interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.02% for the three months ended September 30, 1998.

Net Interest Income. Net interest income increased $84,000 or 18.7% from $449,000 for the three months ended September 30, 1997 to $533,000 for the three months ended September 30, 1998. The interest rate spread increased from 3.67% for three months ending September 30, 1997 to 3.91% for the three months ending September 30, 1998 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings declined from the period a year ago.

Total interest income increased $157,000 from $976,000 for the three months ended September 30, 1997 to $1.1 million for the three months ended September 30, 1998. Interest on loans increased $150,000 or 16.5% as a result of a $6.8 million increase in average loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans

Interest expense increased $73,000 from $512,000 for the three months ended September 30, 1997 to $585,000 for the three months ended September 30, 1998. The increase for the three months ending September 30, 1998 was the result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses for each of the three month
periods ended September 30, 1997 and 1998 was $15,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at September 30, 1998.

Noninterest Income. Noninterest income increased 81.3% to $203,000 for the three months ended September 30, 1998 from $112,000 for the three months ended September 30, 1997. This increase is primarily due to gains from the sale of residential loans increasing $28,000 in the third quarter of 1998 due to selling $1.1 million more residential loans in the third quarter of 1998 compared to the same quarter for 1997. Noninterest income also increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts. Additionally, noninterest income increased as a result of management establishing a trust department that began operations in the third quarter. Income from the trust operations was $29,000 for the three months ended September 30, 1998.

Noninterest Expense. Noninterest expenses increased 46.1% to $501,000 for the three months ended September 30, 1998 from $343,000 for the three months ended September 30, 1997. Compensation and benefits increased to $256,000 for the three months ended September 30, 1998 from $161,000 for the three months ended September 30, 1997 as a result of hiring additional personnel for the Trust Department and hiring a Senior Consumer Lending

Officer. Compensation and benefits also increased as a result of the costs associated with the ESOP and Management Recognition Program. Occupancy and equipment expense increased to $66,000 for the three months ended September 30, 1998 from $52,000 for the same three months a year earlier as a result of increased depreciation expense due to the opening of a new branch office.
Data processing and other expenses increased to $173,000 for the three months ended September 30, 1998 from $124,000 for the three months ended September 30, 1997 primarily as a result of increased service bureau expense for the new branch office and the cost associated with the formation and operation of the Trust Department.

Income Taxes. Income tax expense for the three months ending September 30, 1998 was $92,000 compared to $85,000 for the three months ending September 30, 1997. This increase was the result of pre-tax income increasing for the three months ending September 30, 1998.

Comparison of Results of Operations for the Nine Months Ended September 30, 1997 and 1998

Net Income. Net income for the nine months ended September 30, 1998 was $435,000 compared to $311,000 for the nine months ended September 30, 1997, a 39.9% increase. The increase resulted from an increase in net interest income and noninterest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.06% for the nine months ended September 30, 1998 compared to .89% for the nine months ended September 30, 1997.

Net Interest Income. Net interest income increased 30.7% to $1.5 million for the nine months ended September 30, 1998 from $1.2 million for the nine months ended September 30, 1997, as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 16.7% to $3.3 mllion for the nine months ended September 30, 1998 from $2.8 million for the same 1997 period primarily as a result of increases in the average balance of and average yield on loans receivable, net. The average balance on loans receivable, net increased to $45.9 million from $39.1 million. The increases was attributable to the increases in first mortgage residential loans, commercial business loans, and consumer loans.

Interest expense increased 6.8% to $1,689,000 for the nine months ended September 30, 1998 from $1,582,000 for the same 1997 period, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

Provision for Loan Losses. The provision for loan losses for each of the nine month periods ended September 30, 1997 and 1998 was $45,000. Historically, management has emphasized the company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at September 30, 1998.

Noninterest Income. Noninterest income increased 73.6% to $460,000 for the nine months ended September 30, 1998 from $265,000 for the same 1997 period. This increase is primarily due to gains from the sale of residential loans increasing by $96,000 for the nine months ended September 30, 1998 due to selling $2.4 million more residential loans for the nine months of 1998 compared to the same period a year ago. Noninterest income also increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts. Additionally, noninterest income increased as a result of management establishing a Trust Department that began operations in the third quarter. Income from the trust operations was $29,000 for the three months ended September 30, 1998.

Noninterest Expense. Noninterest expenses increased 35.4% from $1,281,000 for the nine months ended September 30, 1998 from $946,000 for the nine months ended September 30, 1997. Compensation and benefits increased to $638,000 for the nine months ended September 30, 1998 from $439,000 for the nine months ended September 30, 1997 as a result of hiring additional personnel for the Trust Department and hiring a Senior Consumer Lending Officer. Compensation and benefits also increased as a result of costs associated with the ESOP and Management Recognition Program. Occupancy and equipment expense increased to $223,000 for the nine months ended September 30, 1998 from $128,000 for the same nine months a year earlier as a result of increased depreciation expense due to the opening of a new branch office. Data Processing and other expenses increased to $403,000 for the nine months ended September 30, 1998 from $362,000 for the nine months ended September 30, 1997 primarily as a result of increased service bureau expense for the new branch office and the cost associated with the formation and the operating of the Trust Department.

Income Tax Expense. Income tax expense for the nine months ended September 30, 1998 was $280,000 compared to $183,000 for the same period in 1997. The increase was the result of pre-tax income increasing by $221,000 for the nine months ending September 30, 1998.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1998, the Savings Bank's liquidity ratio was 11.05% (required ratio at that date was 4% pursuant to OTS regulations). At September 30, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $2.4 million and unfunded letters of credit of $438,000. At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at September 30, 1998. The Savings Bank had the following regulatory capital ratios at September 30, 1998:

                          Security Federal Savings Bank
                                  (Unaudited)




As of September            Actual          For Capital      Categorized as
30, 1998                               Adequacy Purposes "Well Capitalized" 1

                      Amount  Ratio    Amount     Ratio   Amount     Ratio

Total Capital
(to risk weighted
  assets)            $ 6,523  15.96%  $ 3,270     8.00%  $ 4,087    10.00%

Tier I Capital
(to risk weighted
  assets)              6,136  15.01%    1,635     4.00%    2,452    6.00%

Tier 1 Capital
(to adjusted total
  assets)              6,136  10.62%    1,723     3.00%    2,888    5.00%

Tangible Capital
(to tangible assets)   6,136  10.62%      866     1.50%      N/A      ---

1.   As categorized under the OTS Prompt Corrective Action Provisions.

The Year 2000 Issue. As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The Bank has developed a plan to analyze how the Year 2000 will impact its operations and related vendors given the service bureau environment that the Bank operates. The Bank will continue to monitor its status as well as its service providers' status in their efforts to become Year 2000 compliant. Given the service bureau environment under which the Bank operates, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. Management believes that the company has limited exposure and expects the cost of addressing the Year 2000 issue to be approximately $20,000. The Bank has implemented a contingency plan to handle certain situations that may occur with the Year 2000.

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

         _____________________
         * Incorporated by reference to Registrant's Registration
           Statement on Form SB-2, as amended (File No. 333-6670)
        ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1997.
       *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
      **** Incorporated by reference to Registrant's Annual Meeting Proxy
           Statement dated March 16, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Security Bancorp, Inc.




Date: November 12, 1998               By /s/ Joe H. Pugh
                                      -------------------------------------
                                      Joe H. Pugh
                                      President and Chief Executive Officer


                                      Security Bancorp, Inc.




Date: November 12, 1998               By /s/ John W. Duncan
                                      -------------------------------------
                                      John W. Duncan
                                      Chief Financial Officer