Form 10KSB40
period 1998-12-31
SECURITY BANCORP INC /TN
filed 1999-03-30
CIK 1036124

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                    ___________________________

                            FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-22553

                              SECURITY BANCORP, INC.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Tennessee                                             62-1682697
_________________________________                          ___________________
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization                          Identification No.)

306 West Main Street, McMinnville, Tennessee                      37110
____________________________________________               ___________________
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (931) 473-4483
                                                           ___________________
Securities registered pursuant to Section 12(b)
 of the Act:                                                       None
                                                           ___________________

                                                              Common Stock,
Securities registered pursuant to Section 12(g)               par value $0.01
 of the Act:                                                     per share
                                                           ___________________
                                                              (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                  ___    ___

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.    X
                                             ___

       The registrant's revenues for the fiscal year ended December 31, 1998 were $5.4 million.

       As of March 1, 1999, there were issued and outstanding 436,425 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT." Based on the average of the bid and asked prices for the Common Stock on March 1, 1999, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $2.4 million (132,925 shares at $17.75 per share). For purposes of this calculation, officers and directors of the registrant and the Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan are considered nonaffiliates.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (Parts I and II)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  Yes        No  X
                                                                ___      ___

                              PART I

Item 1.  Description of Business
________________________________

General

     Security Bancorp, Inc. ("Corporation"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997. At December 31, 1998, the Corporation had total assets of $63.4 million, total deposits of $50.1 million and stockholders' equity of $7.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

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

Selected Financial Data

     This information is incorporated by reference from page 8 of the 1999 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 3 of the Annual Report.

Lending Activities

     General. At December 31, 1998, the Savings Bank's total loans receivable, net, was $53.5 million, or 84.3% of total assets. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $34.0 million, or 62.2% of the total loans receivable portfolio at December 31, 1998. In recent periods, the Savings Bank increased its origination of construction and non-residential mortgage loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio as of the dates indicated.


                                                 At December 31,
                                    __________________________________________
                                          1998                    1997
                                    _________________      ___________________
                                    Amount    Percent      Amount      Percent
                                    ______    _______      ______      _______
                                             (Dollars in thousands)
Real Estate Loans:
 Residential.....................  $34,031     62.16%      $26,765     59.69%
   Construction..................    3,705      6.77         3,726      8.31
   Commercial....................    4,490      8.20         4,869     10.86
   Acquisition and development...    1,005      1.84           761      1.70
                                   _______    ______       _______    ______
 Total real estate loans.........   43,231     78.96        36,121     80.56

Commercial business loans........    6,062     11.07         3,816      8.51

Consumer loans:
 Automobile......................    1,992      3.64         1,364      3.04
 Home equity, second mortgage
   and other.....................    1,868      3.41         2,634      5.87
 Unsecured.......................    1,598      2.92           903      2.02
                                  ________    ______      ________    ______
   Total consumer loans..........    5,458      9.97         4,901     10.93
                                  ________    ______      ________    ______

   Total loans...................   54,751    100.00%       44,838    100.00%
                                              ======                  ======

Less:
 Loans in process................      647                   1,397

 Unearned loan fees and
   discounts.....................       11                       9
 Allowance for loan losses.......      620                     339
                                   _______                 _______

  Total loans receivable, net....  $53,473                 $43,093
                                   =======                 =======

     One- to Four-Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to four-family residences located in its primary market area. At December 31, 1998, $34.0 million, or 62.6% of the Savings Bank's total loan portfolio consisted of such loans. The Savings Bank originated $23.9 million and $16.5 million of one- to four-family residential mortgage loans during the years ended December 31, 1998 and 1997, respectively.

     The Savings Bank offers fixed-rate one- to four-family mortgage balloon loans with maturities ranging from three to five years and amortization schedules of up to 30 years. At the expiration of the balloon term, the Savings Bank has the option of calling the loan due and payable or adjusting the interest rate and rewriting the loan on similar maturity terms. At December 31, 1998, such loans amounted to $8.9 million or 26.1% of the one- to four- family mortgage loan portfolio. The Savings Bank generally sells its fixed-rate loans, servicing retained, to the FHLMC. See "-- Loan Originations, Sales and Purchases." Fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 1998, $12.1 million, or 35.7%, of the Savings Bank's one- to four-family residential loan portfolio consisted of ARM loans. Substantially all ARM loan originations do not meet the underwriting standards of the FHLMC and the Federal National Mortgage Association ("FNMA"). Such loans are retained primarily for the Savings Bank's portfolio. The Savings Bank currently originates ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively. At December 31, 1998, however, the majority of the portfolio consisted of ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 2% and 6%, respectively. The Savings Bank also offers a one year ARM loan at an initial below market "teaser" rate with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Borrowers, however, are qualified at the fully indexed rate. The Savings Bank's ARMs are typically based on a 30-year amortization schedule. The Savings Bank qualifies the borrowers on its ARM loans based on the initial rate. The Savings Bank's ARM loans do not provide for negative amortization.

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

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds. The Savings Bank believes these risks, which have not had a material adverse effect on the Savings Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during an increasing interest rate environment.

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

     The Savings Bank also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans are generally short-term, fixed-rate, fully amortizing loans. At December 31, 1998 and 1997, such loans amounted to $205,000 and $241,000, respectively.

     Construction Lending. At December 31, 1998, construction loans amounted to $3.7 million, or 6.8% of total loans, substantially all of which were secured by one- to four-family residences located in the Savings Bank's primary market area.

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

     The Savings Bank's construction loans to builders are made on a pre-sold basis or a speculative basis, meaning that at the time the loan was originated, there was no sale contract or permanent loan in place for the finished home. The Savings Bank generally limits its speculative lending to a few select local builders with whom it has an established relationship. The Savings Bank generally limits each builder to financing for no more than two speculative homes at any one time. The Savings Bank generally has no more than $300,000 outstanding at any one time to one builder for speculative construction. At December 31, 1998, speculative construction loans amounted to $883,000. At December 31, 1998, the largest amount outstanding to any builder was $229,000.

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

     Commercial Real Estate Lending. At December 31, 1998, commercial real estate loans totaled $4.5 million, or 8.2% of total loans, compared to $4.9 million, or 10.9% of total loans, at December 31, 1997. Commercial real estate loans are secured by nurseries, churches, professional offices and other non-residential property. At December 31, 1998, the Savings Bank's largest outstanding commercial real estate loan was a $347,000 loan secured by commercial property located in the Savings Bank's primary market area. At December 31, 1998, this loan was performing according to its terms. Substantially all of the Savings Bank's commercial real estate loans are secured by property located within the Savings Bank's primary market area.

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

     Acquisition and Development Lending. The Savings Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1998, the Savings Bank had three acquisition and development loans with aggregate approved commitments of $1.1 million, of which an aggregate of $1.0 million was outstanding. At December 31, 1998, the largest acquisition and development loan had an outstanding balance of $523,000 and was performing according to its terms.
All of the acquisition and development loans are secured by properties located in the Savings Bank's primary market area.

     Acquisition and development loans are usually repaid through the sale of the developed land to a home builder. However, the Savings Bank believes that its acquisition and development loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Acquisition and development loans are secured by a lien on the property, made for a one year term, and with an interest rate hat adjusts with the prime rate. The Savings Bank requires monthly interest payments during the term of the acquisition and development loan. After the expiration of the one year term, the loan is converted to a five year term loan and the Savings Bank requires a 20% reduction in principal during the first year. In addition, the Savings Bank obtains personal guarantees from the principals of its corporate borrowers. At December 31, 1998, the Savings Bank did not have any nonaccruing acquisition and development loans.

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

     Commercial Business Lending. At December 31, 1998, commercial business loans amounted to $6.1 million, or 11.1% of total loans, compared to $3.8 million, or 8.5% of total loans, at December 31, 1997. Prior to fiscal 1996, the Savings Bank's commercial business lending constituted a relatively small amount of its lending activities.

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

     At December 31, 1998, the largest commercial business loan had an outstanding balance of $240,000, was secured by nursery and farm equipment, and was performing according to its terms.

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

     Consumer Lending. At December 31, 1998, consumer loans totaled $5.5 million, or 10.0%, of the total loans, compared to $4.9 million, or 10.9% of total loans, at December 31, 1997. The majority of such loans originated by the Savings Bank have been made to its existing customers. The Savings Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

     Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed- rate mortgage loans. The Savings Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences and savings accounts, and unsecured loans for personal or household purposes.

     The largest category of the Savings Bank's consumer loan portfolio is loans secured by new and used automobiles. At December 31, 1998, automobile loans totaled $2.0 million or 3.6% of the total loan portfolio, compared to $1.4 million or 3.0% of the total loan portfolio at December 31, 1997. Automobile loans are offered with maturities of up to 60 months. The Savings Bank does not engage in indirect automobile lending through automobile dealers.

     The Savings Bank offers home equity loans that are made on the security of residences. These loans normally do not exceed 95% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to ten years requiring monthly payments of principal and interest. At December 31, 1998, home equity and second mortgage loans totaled $1.4 million, or 3.0% of the total loan portfolio, compared to $1.5 million, or 3.3% of the total loan portfolio at December 31, 1997.

     At December 31, 1998, unsecured consumer loans amounted to $1.6 million, or 2.9% of total loans. These loans are normally made for a maximum of 24 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may imit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1998, $38,000 of consumer loans were 90 days or more past due.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                        One Year   3 Years    5 Years     10 Years
                            Within      Through    Through    Through     Through     Beyond
                            One Year    3 Years    5 Years    10 Years    15 Years    15 Years    Total
                            ________    _______    _______    ________    ________    ________    _______
                                                            (In thousands)
Real Estate Loans:
  Residential.............. $ 6,695     $ 8,981    $4,456     $3,983      $4,612      $6,309      $35,036
  Construction.............   3,058          --        --         --          --          --        3,058
  Commercial...............   1,924       1,408       628        443          83           4        4,490
Consumer and other loans...   2,743       2,062       555         98          --          --        5,458
Commercial business loans..   3,051       2,144       781         86          --          --        6,062
                            _______     _______    ______     ______      ______      ______      _______
     Total gross loans..... $17,471     $14,595    $6,420     $4,610      $4,695      $6,313      $54,104
                            =======     =======    ======     ======      ======      ======      =======


     The following table sets forth the dollar amount of all loans due after one year after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                        Fixed            Floating or
                                        Rates          Adjustable Rates
                                       _______        __________________
                                            (In thousands)

Real Estate Loans:
 Residential.......................... $13,653            $14,688
 Construction.........................      --                 --
 Commercial...........................   2,253                313
Consumer and other loans..............   2,715                 --
Commercial business loans.............   2,226                785
                                       _______            _______
     Total gross loans................ $20,847            $15,786
                                      =======            =======

     Loan Solicitation and Processing. Local realtors and home builders refer a significant number of loan applicants to the Savings Bank. Loan applicants also come through direct solicitation by Savings Bank personnel and walk-ins. Applications for one- to four-family mortgage loans are underwritten and closed based on FNMA and FHLMC standards, and other loan applications are underwritten and closed based on the Savings Bank's own guidelines. Title insurance is required on all loans originated for sale in the secondary market and for loans to be retained in the Savings Bank's portfolio if management determines the existence of a possible title risk to the Savings Bank. All mortgage loans require fire and extended coverage on appurtenant structures.

     Lending approval authorities, both individual and group, are based on whether or not the loan is secured or unsecured. Individual lending authorities range from $25,000 to $100,000 for secured loans and $2,500 to $25,000 for unsecured loans. The Management Loan Committee, consisting of the President, Executive Vice President, Senior Vice President of Secondary Marketing, and Senior Vice President of Consumer Lending must approve secured loans in excess of $100,000 and up to $200,000 and unsecured loans in excess of $25,000 and up to $50,000. The Loan Committee of the Board of Directors must approve secured loans in excess of $200,000 and up to $350,000 and unsecured loans in excess of $50,000 and up to $150,000. The full Board of Directors must approve secured loans in excess of $350,000, and unsecured loans in excess of $150,000, up to the Savings Bank's maximum legal lending limit. At December 31, 1998, that general limit was $947,000. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower." All of the above loan approval authorities relate to a borrower's total aggregate indebtedness excluding any loan made to finance the borrower's primary residence.

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

     Loan Originations, Sales and Purchases. The Savings Bank's primary lending activity has been the origination of one- to four-family residential mortgage loans. In recent periods, however, the Savings Bank has increased substantially its origination of construction and non-residential mortgage loans.

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

     The Savings Bank generally sells all loans without recourse. The Savings Bank generally sells all conventional fixed-rate one- to four- family residential mortgage loans to the FHLMC, servicing retained. Such sales are generally without forward commitments, exposing the Savings Bank to pipeline risk generally for a period of 60 days. The Savings Bank's aggregate pipeline risk exposure typically amounts to $1.0 million or less at any one time. By retaining the servicing, the Savings Bank receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 1998, the Savings Bank's servicing portfolio was $20.1 million. For the year ended December 31, 1998, loan servicing fees totaled $43,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of investors. The Savings Bank is able to invest these funds but is not required to pay interest on them. At December 31, 1998, such escrow balances totaled $61,000.

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

     Periodically, the Savings Bank purchases interests in loan participations. At December 31, 1998, the outstanding balance of such interests was $147,000 and were secured by one- to four-family residential properties located in Millersville, Tennessee.

     The following table sets forth total loans originated, sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                         Year Ended December 31,
                                         _______________________
                                          1998             1997
                                          ____             ____
                                             (In thousands)

Loans originated:
 Real Estate Loans:
  Residential(1).......................  $23,853         $16,516
  Construction.........................    4,714           5,316
  Commercial...........................      650           1,360
  Acquisition and development..........       --           1,100
                                         _______         _______
     Total real estate loans...........   29,217          24,292

 Commercial business loans.............   12,708           3,760

 Consumer loans:
  Automobile...........................    1,932           1,141
  Unsecured............................    1,718           1,109
  Second mortgage and other............    6,500           4,491
                                         _______         _______
     Total consumer loans..............   10,150           6,741
                                         _______         _______
       Total loans originated..........   52,075          34,793

                   (table continued on following page)

                                            Year Ended December 31,
                                           ________________________
                                           1998                1997
                                           ____                ____
                                                (In thousands)

Loans sold:
 Whole loans............................. 14,438              6,931
 Participation loans.....................     --                 30
                                         _______            _______
    Total loans sold..................... 14,438              6,961

Mortgage loan principal repayments....... 14,943             11,736

Other loan prepayments and change
  in unfunded loan commitments........... 12,781              9,220
                                         _______            _______
Net loan activity........................  9,913              6,876
                                         _______            _______

Total gross loans at end of period.......$54,751            $44,838
                                         =======            =======
____________
(1)    Includes loans originated for sale.

     Loan Commitments and Letters of Credit. The Savings Bank issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit and receives annual fees averaging approximately 0.5% of the amount of the letter of credit. Letters of credit are an off-balance sheet contingency. At December 31, 1998, the Savings Bank had $2.6 million of outstanding net loan commitments, including unused portions on commercial business lines of credit, and $646,000 of unexpired commercial and standby letters of credit. See Note 15 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $11,000 of net deferred mortgage loan fees at December 31, 1998.

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

                                            At December 31,
                                          ___________________
                                          1998           1997
                                          ____           ____
                                          (Dollars in thousands)

Loans accounted for on a
 nonaccrual basis:
  Real estate loans:
   Residential........................... $377           $ 50
   Construction..........................   --             --
   Commercial............................   --             --
   Acquisition and development...........   --             --
                                          ____           ____
     Total real estate loans.............  377             50

  Commercial business loans..............   --             --

  Consumer loans.........................   --             --
                                          ____           ____
     Total...............................  377             50

Accruing loans which are contractually
 past due 90 days or more:
  Real estate loans:
   Residential...........................  147             --
   Construction..........................   --             --
   Commercial............................   --             --
   Acquisition and development...........   --             --
                                          ____           ____
     Total real estate loans ............  147             --

  Commercial business loans..............   --             --

  Consumer loans.........................   38             --
                                          ____           ____
     Total...............................  185             --
                                          ____           ____

Total of nonaccrual and 90 days past
  due loans..............................  562             50

Foreclosed property......................   --              5
                                          ____           ____
   Total nonperforming assets............ $562           $ 55
                                          ====           ====

Restructured loans.......................   --             --

Loans delinquent 90 days
  or more to net loans................... 1.05%          0.12%

Total loans delinquent 90 days
  or more to total assets................ 0.89%          0.10%

Total nonperforming assets to
  total assets........................... 0.89%          0.11%

     Gross interest income that would have been recorded for the year ended December 31, 1998 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on such loans that was included in net income for the year, were, in both cases, immaterial.

     Foreclosed Property. At December 31, 1998, the Savings Bank did not have any foreclosed property. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the accounting methodology for foreclosed property.

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

     At December 31, 1998 and 1997, the aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances for the period then ended, were as follows:

                                         At December 31,
                                        ________________
                                        1998        1997
                                        ____        ____
                                        (In thousands)

Classified assets:
 Loss................................ $   --       $   --
 Doubtful............................     32           --
 Substandard assets..................    632          205
 Special mention.....................    452           63
                                      ______       ______

                                      $1,116       $  268

                                      ======       ======
Loan loss allowance:
 General loss allowances.............   $620         $339
 Specific loss allowances............     --           --

       At December 31, 1998, doubtful, substandard and special mention assets consisted primarily of one- to four- family residential mortgage loans.

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

     Management believes that the allowance for loan losses at December 31, 1998 was adequate at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     The Savings Bank's market area consists of Warren County and surrounding counties. Real estate values have been stable in recent periods. There can be no assurance as to the future performance of real estate market, including those in which the Savings Bank primarily operates. A downturn in the middle Tennessee real estate market could have a material adverse effect on the Savings Bank's operations. For example, depressed real estate values may result in increases in nonperforming assets, hamper disposition of such nonperforming assets and result in losses upon such disposition. In addition, a downturn in the general economic conditions of the Savings Bank's primary market area could be expected to have a material adverse effect on the Savings Bank's financial condition and results of operations.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                Year Ended December 31,
                                               ________________________
                                               1998               1997
                                               ____               ____
                                                (Dollars in thousands)

Allowance at beginning of period............   $339              $284
                                               ____              ____

Provision for loan losses...................    285                60
Recoveries:
  Real estate loans:
   Residential..............................     --                --
   Construction.............................     --                --
   Commercial...............................     --                --
   Acquisition and development..............     --                --
                                               ____              ____

     Total real estate loans................     --                --

  Consumer loans............................     12                10
                                               ____              ____
     Total recoveries.......................     12                10

Charge-offs:
  Real estate loans:
   Residential..............................     --                --
   Construction.............................     --                --
   Commercial...............................     --                --
   Acquisition and development..............     --                --
     Total real estate loans................     --                --
                                               ____              ____

  Commercial business loans.................     --                --

  Consumer loans............................     16                15
                                               ____              ____
     Total charge-offs......................     16                15
                                               ____              ____
     Net charge-offs........................      4                 5
                                               ____              ____
     Balance at end of period...............   $620              $339
                                               ====              ====

Ratio of allowance to total loans
 outstanding at end of the period...........   1.13%             0.76%

Ratio of net charge-offs to average loans
 outstanding during the period..............   0.01%             0.01%

Ratio of allowance for loan losses to
 nonperforming assets....................... 110.32%           616.36%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                            At December 31,
                      ________________________________________________________
                                 1998                       1997
                      ____________________________ ___________________________
                               As a %     % of             As a %     % of
                               of Out-    Loans in         of Out-    Loans in
                               standing   Category         standing   Category
                               Loans in   to Total         Loans in   to Total
                      Amount  Category    Loans    Amount  Category   Loans
                      ______  ________    _______  ______  ________   ________
                                       (Dollars in thousands)

Real estate loans:
  Residential......... $340    1.00%     54.84%     $152    0.57%     44.84%
  Construction .......   51    1.38       8.23        38    1.02%     11.21
  Commercial..........   56    1.25       9.03        51    1.05      15.04
  Acquisition and
   development........   15    1.50       2.42        10    1.31       2.95
Commercial
 business loans ......   76    1.25      12.26        38    1.00      11.21
Consumer and
 other loans..........   82    1.50      13.23        50    1.02      14.75
                       ____             ______      ____             ______

  Total allowance
   for loan losses.... $620            100.00%      $339             100.00%
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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1998, the Savings Bank's regulatory liquidity of 8.5% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Annual Report and "REGULATION."

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

     The following table sets forth the composition of the Savings Bank's securities portfolio at the dates indicated.

                                                  At December 31,
                                  ____________________________________________
                                          1998                   1997
                                  _____________________  _____________________
                                  Carrying  Percent of    Carrying  Percent of
                                   Value    Portfolio     Value     Portfolio
                                  ________  __________   ________   __________
                                                 (Dollars in thousands)

Available for sale:
FHLMC stock...................... $    6       0.13%    $    9       0.22%
U.S. Government and
  agency obligations ............  1,050      22.03      1,000      24.92
Mortgage-backed securities.......  1,968      41.29         --         --
                                  ______     ______     ______     ______
      Total available for sale...  3,024      63.45      1,009      25.14


Held to maturity:
Certificates of deposit..........     --         --         --         --
FHLB stock.......................    591      12.40        550      13.71
U.S. Government and
  agency obligations.............    650      13.64      1,248      31.10
Mortgage-backed securities.......    501      10.51      1,206      30.05
                                  ______     ______     ______     ______
    Total held to maturity.......  1,742      36.55      3,004      74.86
                                  ______     ______     ______     ______

Total............................ $4,766     100.00%    $4,013     100.00%
                                  ======     ======     ======     ======

     At December 31, 1998, the FHLMC stock had an estimated fair value of $371,000, the portfolio of U.S. Government and agency securities (both available-for-sale and held-to-maturity) had an aggregate estimated fair value of $1.7 million and the portfolio of mortgage-backed securities (both available-for-sale and held-to-maturity) had an estimated fair value of $2.5 million.

     At December 31, 1998, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues, all of which were classified as held-to-maturity. At December 31, 1998, their amortized cost was $2.5 million and all had fixed-rates of interest. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 8.5% and had a weighted average yield of 6.9% during the year ended December 31, 1998.

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

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 1998.

                                                    Over
                      Less Than     Over One to     Five to         Over Ten
                      One Year      Five Years      Ten Years       Years
                    _____________  _____________  _____________  _____________
                    Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                    ______  _____  ______  _____  ______  _____  ______  _____
                                           (Dollars in thousands)
Available
 for Sale:
FHLMC Stock....... $    6   50.10%  $   --   --% $    --    --%  $   --    --%
U.S. Government
 and agency
 obligations......  1,050    6.02       --   --       --    --       --    --
Mortgage-backed
 securities.......     --      --       --   --      995   6.50      973 7.00

Held to Maturity:
FHLB Stock........    591    7.13       --   --       --     --       --   --
U.S. Government
 and agency
 obligations......     --      --       --   --      650   6.00       --   --
Mortgage-backed
 securities.......     --      --      207 6.00      293   7.81       --   --

     The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments such as "forwards," "futures," "options" or "swaps.

     At December 31, 1998, the Savings Bank did not hold any "high risk mortgage securities" subject to OTS Thrift Bulletin Number 52. The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank's deposit mix and pricing is generally reviewed weekly. The Savings Bank does not accept brokered deposits but does accept deposits from municipalities and other public entities. At December 31, 1998, such public deposits amounted to $1.2 million. Substantially all of the Savings Bank's depositors are residents of the State of Tennessee.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 1998.

Weighted
Average                                                             Percentage
Interest                Checking and              Minimum            of Total
Rate         Term       Savings Deposits          Amount    Balance  Deposits
________     ____       ________________          ______    _______  _________
                                                             (In
                                                           thousands)

2.88%        --         NOW accounts               $  500    $4 618    10.05%
2.96         --         Savings accounts               10     5,000    10.88
3.72         --         Money market deposit        1,000       945     2.06

                        Certificates of Deposit
                        _______________________

3.98         3 month    Fixed-term, fixed-rate     1,000       440     0.96
4.89         6 month    Fixed-term, fixed-rate     1,000     7,428    16.17
5.25         12 month   Fixed-term, fixed-rate       500     8,809    19.18
5.36         18 month   Fixed-term, fixed rate       500     1,803     3.92
5.40         18 month   Step up                      500       389     0.85
5.68         2 year     Fixed-term, fixed-rate       500     6,501    14.15
5.69         3 year     Fixed-term, fixed-rate       500     3,780     8.23
5.90         4 year     Fixed-term, fixed-rate       500     1,737     3.78
6.07         5 year     Fixed-term, fixed-rate       500     2,010     4.38
5.39         18 month   Fixed-term, fixed-rate IRA    10     1,894     4.12
4.88         18 month   Fixed-term, fixed-rate        10       582     1.27
                                                           _______   ______
                           Total                           $45,936   100.00%
                                                           =======   ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 1998. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period                   Certificates of Deposit
_______________                   _______________________
                                      (In thousands)

Three months or less..................... $1,551
Over three through six months............  1,120
Over six through twelve months...........  2,383
Over twelve months.......................  2,567
                                          ______
     Total............................... $7,621
                                          ======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                                At December 31,
                          ____________________________________________________
                                   1998                           1997
                          _____________________________    ___________________
                                     Percent                           Percent
                                       of      Increase                  of
                          Amount     Total    (Decrease)    Amount     Total
                          ______     _____     ________     ______     _____
                                             (Dollars in
                                              thousands)

Non-interest bearing
 demand accounts........ $ 4,206      8.39%     $ 2,251     $1,955      5.28%
NOW accounts............   4,618      9.21        2,290      2,328      6.28
Passbook accounts.......   5,000      9.97        1,157      3,843     10.37
Money market
 deposit accounts.......     945      1.88          657        288      0.78

Fixed-rate certificates
 which mature:
  Within 1 year.........  24,475     48.81        5,090     19,385     52.30
  After 1 year,
   but within 2 years...   7,129     14.22          484      6,645     17.93
  After 2 years,
   but within 3 years...   1,684      3.36         (102)     1,786      4.82
  After 3 years
   but within 4 years...   1,465      2.92        1,057        408      1.10
  After 4 years
   but within 5 years...     620      1.24          197        423      1.14
                         _______    ______      _______    _______    ______
     Total.............. $50,142    100.00%     $13,081    $37,061    100.00%
                         =======    ======      =======    =======    ======

Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                     At December 31,
                                ________________________
                                 1998              1997
                                 ____              ____
                                       (In thousands)

3.01 - 4.00% ................ $   381           $    --
4.01 - 5.00% ................   6,777                419
5.01 - 6.00% ................  26,764             25,837
6.01 - 7.00% ................   1,451              2,381
7.01 - 8.00% ................      --                 10
                              _______            _______
Total........................ $35,373            $28,647
                              =======            =======

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                       Amount Due
                ___________________________________________
                                                                      Percent
                                                                     of Total
                Less Than  1-2      2-3      3-4    After          Certificate
                One Year  Years    Years    Years  4 Years    Total   Accounts
                ________  _____   ______    _____  _______    _____   ________
                                          (Dollars in thousands)

3.01 - 4.00%...$   381   $   --   $   --   $   --   $  --   $    381     1.08%
4.01 - 5.00%...  6,198      459       --       --     120      6,777    19.16
5.01 - 6.00%... 16,760    6,540    1,547    1,417     500     26,764    75.66
6.01 - 7.00%...  1,136      130      137       48      --      1,451     4.10
               _______   ______   ______   ______   _____    _______   ______
Total..........$24,475   $7,129   $1,684   $1,465    $620    $35,373   100.00%
               =======   ======   ======   ======   =====    =======   ======

Savings Activities

    The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                                      Year Ended December 31,
                                                      _______________________
                                                       1998          1997
                                                       ____          ____
                                                         (In thousands)

Beginning balance...................................  $37,061       $35,790
                                                      _______       _______
Net increase (decrease) before interest credited....   11,686            (2)
Interest credited...................................    1,395         1,273
                                                      _______       _______
Net increase in savings deposits....................   13,081         1,271
                                                      _______       _______
Ending balance .....................................  $50,142       $37,061
                                                      =======       =======

    Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Cincinnati are typically secured by the Savings Bank's first mortgage loans. At December 31, 1998, the Savings Bank had $5.5 million of borrowings from the FHLB-Cincinnati at a weighted average rate of 5.2%. Such borrowings have contractual maturities through the year ending December 31, 2001 and are secured by a blanket lien on $8.3 million of one- to four-family residential real estate loans and by FHLB-Cincinnati stock with a carrying value of $591,000 at December 31, 1998. See Note 8 of Notes to Consolidated Financial Statements.

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

     The following tables set forth certain information regarding short-term borrowings by the Savings Bank at the end of and during the periods indicated.

                                                   At December 31,
                                                   ______________
                                                    1998     1997
                                                   _____     ____
                                               (Dollars in thousands)
FHLB-Cincinnati advances outstanding............. $5,500     $4,500

Weighted average rate paid
 on FHLB-Cincinnati advances.....................  5.23%      6.51%

                   (table continued on following page)
                              -20-

                                                      Year Ended December 31,
                                                      _______________________
                                                      1998         1997
                                                      ____         ____
                                                      (Dollars in thousands)
Maximum amount of FHLB-Cincinnati
 advances at any month end........................... $9,500      $8,300

Approximate average FHLB-Cincinnati
  advances outstanding...............................  7,050       6,250

Approximate weighted average rate paid on
 FHLB-Cincinnati advances............................  6.27%        6.08%
____________________
(1) Computed using the weighted rates of each individual transaction.

                                REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements.
The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Savings Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $591,000 at December 31, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings
Bank, paying 0%.   This assessment schedule is the same as that for the BIF,
which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Savings Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. The FDIA requires each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At December 31, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Savings Bank met the test and its QTL percentage was 76.3%.

      Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

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

     At December 31, 1998, the Savings Bank's core capital of approximately $6.3 million, or 10.0% of adjusted total assets, was $4.4 million in excess of the OTS requirement of $1.9 million, or 3% of adjusted total assets. As of such date, the Savings Bank's tangible capital of approximately $6.3 million, or 10.0% of adjusted total assets, was $5.4 million in excess of the OTS requirement of $948,000, or 1.5% of adjusted total assets. Finally, at December 31, 1998, the Savings Bank had risk-based capital of approximately $6.9 million or 15.7% of total risk-weighted assets, which was $3.4 million in excess of the OTS risk-based capital requirement of $3.5 million or 8% of risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any propose declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily- marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Savings Bank's limit on loans to one borrower was $947,000. At December 31, 1998, the Savings Bank's largest single loan to one borrower was $523,000, which was performing according to its original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

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

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

                                 TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     The Tennessee franchise tax rate applicable to the Savings Bank is 0.25% of the total base (capital stock and retained earnings). Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of the Savings Bank's state tax returns during the past five years.

Audits

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 9 of the Notes to Consolidated Financial Statements.

Personnel

     As of December 31, 1998, the Savings Bank had 24 full-time and six part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Properties
__________________________________

     At December 31, 1998, the net book value of the Savings Bank's premises and equipment totaled $1.6 million.

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

Item 3.  Legal Proceedings
__________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                 PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters
_____________________________________________________________________

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
__________________________________________________________________

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
_____________________________

       Independent Auditors Report*
  (a) Consolidated Statements of Financial Condition as of December 31, 1998 and 1997
  (b) Consolidated Statements of Income for the Years Ended December 31, 1998 and 1997
  (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1998 and 1997
  (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 1998 and 1997
  (e)  Notes to Consolidated Financial Statements

       * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
________________________________________________________________________

       No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                 PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section   16(a) of the Exchange Act
_________________________________________________________________________

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

                               Age at
                             December 31,
Name                            1998         Position
____                         ___________     ________

Dr. Franklin J. Noblin           60          Chairman of the Board
Joe H. Pugh                      42          President and Chief
                                               Executive Officer
Dr. R. Neil Schultz              62          Treasurer and Secretary
Ray Talbert                      54          Executive Vice President,
                                               Commercial Loan Officer
                                               and Branch Manager
John W. Duncan                   33          Vice President and Chief
                                               Financial Officer
Nita M. Baggett                  58          Senior Vice President of
                                             Secondary Marketing
Kenneth D. Martin                48          Senior Vice President of
                                               Consumer Lending
Kenneth W. Smith                 49          Senior Vice President of
                                               Trust/Investment Management

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

     Dr. Franklin J. Noblin is a semi-retired general dentist, and a retired Colonel in the United States Army Reserve-Chief of Professional Services and Brigade Dental Surgeon. He is also a member of the Reserve Officers' Association.

     Joe H. Pugh has been employed by the Savings Bank since 1978 and has served as President and Chief Executive Officer since 1993. He is a member of the McMinnville Chamber of Commerce Board and the McMinnville Noon Rotary Club.

     Dr. R. Neil Schultz, a retired orthodontist, is a member and President elect of the McMinnville Noon Rotary Club and past president of the Tennessee Association of Orthodontists.

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

     Nita M. Baggett has been employed by the Savings Bank since 1992. She is a member of the Warren County Home Builders Association, a Board of Director for Habitat for Humanity of Warren County and serves on the Board of the American Heart Association.

     Kenneth D. Martin has been employed by the Savings Bank since July 1998. Before joining the Savings Bank, he was employed as a Vice President by Union Planters Bank, McMinnville, Tennessee. He was a past member of the Evening Exchange Club.

     Kenneth W. Smith has been employed by the Savings Bank since July 1998. Before joining the Savings Bank, he was employed as a Senior Vice President of Union Planters Bank, McMinnville, Tennessee. Mr. Smith is a member of the McMinnville Breakfast Rotary Club, and serves on the LBJ&C Policy Council and Board of Directors.

      Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned "Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
________________________________

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
_______________________________________________________________________

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

Item 12.  Certain Relationships and Related Transactions
________________________________________________________

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K
________________________________________________

     (a)     Exhibits

             3.1 Charter of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (333-6670))

             3.2 Bylaws of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (333-6670))

            10.1 Employment Agreement with Joe H. Pugh (incorporated by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1997)

            10.2 Severance Agreement with John W. Duncan (incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended
                   June 30,1997)

            10.3 Severance Agreement with Ray Talbert (incorporated by reference to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1997)

            10.4   Severance Agreement with Kenneth W. Smith

            10.5   Severance Agreement with Shannon L. Haston

            10.6 Security Federal Savings Bank of McMinnville, TN 401(k) Plan (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form SB-2 (333-6670))

            10.7 Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan (incorporated by reference to Exhibit
                   10.5 to the registrants Annual Report on Form 10-KSB for the year ended December 31, 1997)

            10.8 Security Bancorp, Inc. Management Recognition and Development Plan (incorporated by reference to Exhibit A to the registrant's Annual Meeting Proxy Statement dated March 16, 1998)

            10.9 Security Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit B to the registrant's Annual Meeting Proxy Statement dated March 16, 1998)

            13     Annual Report to Stockholders

            21     Subsidiaries of the Registrant

            23     Consent of Auditors

            27     Financial Data Schedule

     (b)    Report on Form 8-K

            No Forms 8-K were filed during the quarter ended
            December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY BANCORP, INC.

Date: March 29, 1999                By: /s/Joe H. Pugh
                                        ______________________________________
                                        Joe H. Pugh
                                        President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Joe H. Pugh                                    March 29, 1999
    ____________________________________________
    Joe H. Pugh
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/John W. Duncan                                 March 29, 1999
    ____________________________________________
    John W. Duncan
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/Dr. Franklin J. Noblin                         March 29, 1999
    ____________________________________________
    Dr. Franklin J. Noblin
    Chairman of the Board and Director

By: /s/Dr. Raymond Neil Schultz                       March 29, 1999
    ____________________________________________
    Dr. Raymond Neil Schultz
    Treasurer, Secretary and Director

By: /s/Dr. John T. Mason, III                         March 29, 1999
    ____________________________________________
    Dr. John T. Mason, III
    Director

By: /s/Robert W. Newman                               March 29, 1999
    ____________________________________________
    Robert W. Newman
    Director

By: /s/Donald R. Collette                             March 29, 1999
    ____________________________________________
    Donald R. Collette
    Director

By: /s/Earl H. Barr                                   March 29, 1999
    ____________________________________________
    Earl H. Barr
    Director

                                Exhibit 10.4

                   Severance Agreement with Kenneth W. Smith

                             AGREEMENT

     THIS AGREEMENT is made effective as of December 15, 1998 by and between SECURITY FEDERAL SAVINGS BANK OF MCMINNVILLE, TN (the "Savings Bank"); SECURITY BANCORP, INC. (the "Company"), a Tennessee corporation; and KENNETH
W. SMITH  ("Executive").

     WHEREAS, Executive serves in the position of Senior Vice President (Investment/Trust) of the Savings Bank, with responsibility for managing the investment and trust department of the Bank.

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

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

2.   Payments To Executive Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than Termination for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which, during the term of this Agreement, Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)   Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment other than for Termination for Cause, the Savings Bank shall be obligated to pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times Executive's taxable compensation, including salary, bonuses and commissions, for the twelve (12) month period ending on the last day of the month preceding his date of termination. Such amount shall be paid to Executive in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Savings Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. Such coverage and payments shall cease upon expiration of twenty-four (24) months from the date of Executive's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 3(a) as the sole benefit payable under this Section 3.

     (d) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

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

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Savings Bank and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

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

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

12.  Noncompetition.

     (a) Upon any termination of Executive's employment during the term of this Agreement, other than following a Change in Control or in the event of death or disability, Executive agrees not to compete with the Savings Bank and/or the Company for a period of twelve (12) months following such termination within a radius of fifty (50) miles of any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 12(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment in the circumstances covered by this Section 11, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

13.  Successor To The Savings Bank or the Company

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

14.  Signatures

     IN WITNESS WHEREOF, the Savings Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the day and date first above written.


ATTEST:                                  SECURITY FEDERAL SAVINGS BANK
                                           OF MCMINNVILLE, TN

/s/John Duncan                           By:/s/ Joe H. Pugh
______________________                      __________________________
John Duncan                                 Joe H. Pugh

ATTEST:                                  SECURITY BANCORP, INC.

/s/John Duncan                           By:/s/ Joe H. Pugh
______________________                      __________________________
John Duncan                                 Joe H. Pugh

WITNESS:

/s/John Duncan                           By:/s/ Kenneth W. Smith
______________________                      __________________________
John Duncan                                 Kenneth W. Smith

                                Exhibit 10.5

                  Severance Agreement with Shannon L. Haston

                             AGREEMENT

     THIS AGREEMENT is made effective as of December 15, 1998 by and between SECURITY FEDERAL SAVINGS BANK OF MCMINNVILLE, TN (the "Savings Bank"); SECURITY BANCORP, INC. (the "Company"), a Tennessee corporation; and SHANNON
L. HASTON ("Executive").

     WHEREAS, Executive serves in the position of Vice President
(Investment/Trust) of the Savings Bank, with responsibility for investment and trust operations;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

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

2.   Payments To Executive Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than Termination for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which, during the term of this Agreement, Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

     3.    Termination

     (a)   Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment other than for Termination for Cause, the Savings Bank shall be obligated to pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times Executive's taxable compensation for the twelve (12) month period ending on the last day of the month preceding his date of termination. Such amount shall be paid to Executive in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the Savings Bank followed within twelve (12) months of the effective date of a Change in Control by Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Savings Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. Such coverage and payments shall cease upon expiration of twelve (12) months from the date of Executive's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 3(a) as the sole benefit payable under this Section 3.

     (d) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

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

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Savings Bank and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not

PAGE
constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

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

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

12.  Noncompetition.

     (a) Upon any termination of Executive's employment during the term of this Agreement, other than following a Change in Control or in the event of death or disability, Executive agrees not to compete with the Savings Bank and/or the Company for a period of twelve (12) months following such termination within a radius of fifty (50) miles of any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 12(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment in the circumstances covered by this Section 11, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

13.   Successor To The Savings Bank or the Company

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

14.    Signatures

     IN WITNESS WHEREOF, the Savings Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the day and date first above written.

ATTEST:                                  SECURITY FEDERAL SAVINGS BANK
                                           OF MCMINNVILLE, TN

/s/John Duncan                           By:/s/ Joe H. Pugh
______________________                      __________________________
John Duncan                                 Joe H. Pugh

ATTEST:                                  SECURITY BANCORP, INC.

/s/John Duncan                           By:/s/ Joe H. Pugh
______________________                      __________________________
John Duncan                                 Joe H. Pugh

WITNESS:

/s/John Duncan                           By:/s/ Shannon L. Haston
______________________                      __________________________
John Duncan                                 Shannon L. Haston

                               Exhibit 13

                     Annual Report to Stockholders

                          Security Bancorp, Inc.

                           1998 Annual Report

                        TABLE OF CONTENTS

                                                                  Page
                                                                  -----

President's Message..............................................   1
Business of the Corporation .....................................   2
Common Stock Information ....................... ................   2
Selected Consolidated Financial Information......................   3
Management's Discussion and Analysis of
 Financial Condition and Results of Operations...................   5
Independent Auditor's Report.....................................  13
Consolidated Financial Statements................................  14
Notes to Consolidated Financial Statements.......................  18
Directors and Officers of Security Bancorp, Inc..................  43
Directors and Officers of Security Federal Savings Bank of
   McMinnville, TN...............................................  44
Corporate Information............................................  45
Annual Meeting...................................................  45

                        [Security Bancorp Letterhead]

President's Message
To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of Security Bancorp, Inc. and its wholly owned subsidiary, Security Federal Savings Bank, we are pleased to present our second Annual Report as a public company.

Net income for the year ended December 31, 1998 was $602,000, or $1.50 per share, compared to $458,000 in 1997. The Company's consolidated assets totaled $63.4 million at December 31, 1998 compared to $50.9 million a year earlier, representing a 24.6% increase. The increase in assets was mainly due to strong local loan originations. We were able to fund this asset growth through increased deposits provided from our community. Total stockholders' equity amounted to $7.0 million at December 31, 1998, and the Company paid its first dividend of $.25 per share during 1998.

Income diversification was a major focus during 1998 and should continue to enhance performance in the future. The Bank established a Trust/Investment Management Department in fiscal 1998 and was managing $44.0 million in assets at December 31, 1998.

Security Bancorp is positioned to meet tomorrow's challenges and opportunities. Quality financial services and products, along with dedicated staff, management, and directors who recognize the importance of customer and stockholder satisfaction, will be the key ingredients to our growth and profitability.

On behalf of the Board of Directors, management and staff, we would like to thank you for your loyalty and confidence as demonstrated by your investment.

Sincerely,

/s/Joe H. Pugh
Joe H. Pugh
President & CEO

                   BUSINESS OF THE CORPORATION

Security Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997, through the issuance, by the Company, of 436,425 shares of common stock at $10.00 per share. At December 31, 1998, the Company had total consolidated assets of $63.4 million and consolidated stockholders' equity of $7.0 million. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federal stock savings bank originally organized in 1960. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

The Bank operates as a community-oriented financial institution devoted to serving the needs of its customers in its primary market area of Warren County, Tennessee and contiguous counties. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans, acquisition and development loans, commercial business loans, and consumer loans.

COMMON STOCK INFORMATION

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol of "SCYT". As of December 31, 1998, there were approximately 207 stockholders of record and 436,425 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 29,676). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. To date, the Company has not established a policy of paying regular cash dividends. However, the Company paid its first dividend during fiscal 1998.

The Company completed its initial stock offering on June 30, 1997. The following table sets forth market price range of the Company's common stock for the last two quarters of fiscal 1997 and for the four quarters of fiscal 1998.

                                   High               Low       Dividends
Fiscal 1997                        ____              _____      _________
Third Quarter                    $ 15.500         $ 14.375         N/A
Fourth Quarter                     16.500           15.500         N/A

Fiscal 1998
First Quarter                      16.375           16.250         N/A
Second Quarter                     17.250           16.500         N/A
Third Quarter                      17.375           16.875         .25/share
Fourth Quarter                     17.875           17.625         N/A

                     SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. Since the Company had not commenced operations prior to the mutual to stock conversion of the Bank in June 1997, the financial information presented for the periods prior to 1997 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its Subsidiary presented herein.

                                                    At December 31,
                                     ________________________________________

                                     1998      1997    1996     1995     1994
                                     ____      ____    ____     ____     ____
                                                   (In thousands)

SELECTED FINANCIAL CONDITIONAL DATA:

Total assets                        $63,425  $50,920  $44,121 $36,065 $30,885
Loans receivable, net                53,473   43,093   36,667  26,984  21,888
Cash and cash equivalents             2,581    1,896    1,098     288     451
Investment securities
   available for sale                 1,420    1,379    1,743   1,191      --
Investment securities
   held-to-maturity                     650    1,248    1,250   3,950   5,071
Mortgage-backed securities
   available for sale                 1,956       --       --     645      --
Mortgage-backed securities
   held-to-maturity                     501    1,206    1,580   1,734   2,645
Deposits                             50,142   37,061   35,790  32,398  28,112
FHLB Advances                         5,500    6,500    5,500   1,000     500
Stockholders equity,
   substantially restricted           6,989    6,735    2,450   2,284   1,922
(Retained earnings, substantially
   restricted, before December 31, 1997)

                                                   At December 31,
                                      _______________________________________
                                      1998     1997     1996     1995    1994
                                      ____     ____     ____     ____    ____
                                                  (In thousands)

SELECTED OPERATING DATA:

Interest income                      $4,592   $3,926   $3,294  $2,696  $2,175
Interest expense                      2,326    2,105    1,840   1,513   1,178
                                      _____    _____    _____   _____   _____
Net interest income                   2,266    1,821    1,454   1,183     997
Provision for loan losses               285       60      116      30      30
                                      _____    _____    _____   _____   _____
Net interest income after
provision for loan losses             1,981    1,761    1,338   1,153     967
                                      _____    _____    _____   _____   _____

Non interest income                     811      278      158     125      73
Other expense(1)                      1,819    1,314    1,275     829     731
                                      _____    _____    _____   _____   _____

Income before income tax expense        973      725      221     449     309

Income tax expense                      371      267       83     148     108
                                      _____    _____    _____   _____   _____

Net income                            $ 602    $ 458    $ 138   $ 301   $ 201
                                      =====    =====    =====   =====   =====

                                                   At December 31,
                                    _______________________________________
                                    1998     1997    1996    1995      1994
                                    ____     ____    ____    ____      ____
                                                  (In thousands)
KEY OPERATING RATIOS
Performance Ratios:

Return on average assets (net
 income divided by
 average assets)                     1.05%    0.95%   0.34%   0.90%     0.66%
Return on average equity
 (net income divided by
 average equity)                     8.64     8.27    6.17   15.71     12.64
Interest rate spread (difference
 between average yield on interest
 earning assets and average cost
 of interest-bearing liabilities)    3.48     3.43    3.50    3.35      3.31
Net interest margin (net interest
 income as a percentage of
 average interest-earning assets)    4.19     3.99    3.79    3.64      3.41
Noninterest expense as a
 percent of average assets           3.18     2.72    3.18    2.48      2.40
Average interest-earning assets
 to interest-bearing liabilities   116.34   112.14  106.03  106.08    102.95
Efficiency ratio (other expenses
 divided by the sum of net interest
 income and non-interest income)    59.12    62.60   79.09   50.61     68.32

Capital Ratios:

Average equity to average assets    12.20    11.46    5.90    6.28      5.89
Tangible capital to assets           9.99    12.01    5.24    6.03      6.22
Core capital to assets               9.99    12.01    5.24    6.03      6.22
Risk-based capital to risk
 adjusted assets                    15.68    20.30    9.87   12.04     13.44

Asset Quality Ratios:

Allowance for loan losses to
 total loans at end of period        1.13    0.76     0.75    0.69      0.76
Net charge offs to average
 outstanding loans during
 the period                          0.01    0.01     0.06    0.04      0.04
Ratio of nonperforming
 assets to total assets(2)           0.89    0.11     0.11    0.14      0.47
Ratio of allowance for loan
 losses to nonperforming
 assets(2)                         110.32  616.36   631.11  376.00    138.84

SELECTED OTHER DATA:

Number of:
 Real estate loans outstanding        877     707     610      579      587
 Deposit accounts                   5,385   3,459   3,036    2,604    2,344
 Full service offices(3)                2       2       1        1        1

----------------------------------------------------------------------------
(1)       Includes one time special SAIF assessment of $193,000 in 1996.
(2) Non-performing assets consist of non-accrual loans, accruing loans contractually past due 90 days or more, and foreclosed property.
(3) A branch office in McMinnville, Tennessee was opened on March 10, 1997.

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

Operating Strategy

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Bank also originates construction, consumer, commercial business, acquisition and development, and commercial real estate loans. The Bank invests in certificates of deposit, investment grade federal agency securities, and mortgage-backed securities. The Bank intends to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

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

Interest Rate Risk Management

The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving the objective is to increase the interest-rate sensitivity of the Bank's assets by originating loans with interest rates subject to periodic adjustment to market conditions. The Bank relies on retail deposits as its primary external source of funds. Management believes retail deposits, compared to brokered deposits and long-term borrowings, reduce the effects of interest rate fluctuations because these deposits generally represent a more stable source of funds.

Interest Rate Sensitivity of Net Portfolio Value

The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV"), as of December 31, 1998, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management of the Bank may take to counter the effect of the interest rate movements.

                                                     Net Portfolio as % of
                           Net Portfolio Value      Portfolio Value of Assets
                           ___________________      _________________________
   Basis                               (Dollars in thousands)
 Point ("bp")
   Change      $ Amount  $ Change(1)   % Change     NPV Ratio(2)   Change(3)
   ______      ________  ___________   ________     ____________   _________

 +400 bp         $8,219         $258         3%           13.05%      +78 bp
 +300 bp          8,307          346         4            13.06       +79 bp
 +200 bp          8,307          346         4            12.96       +69 bp
 +100 bp          8,186          225         3            12.68       +41 bp
    0 bp          7,961                                   12.27
 -100 bp          7,766         -195        -2            11.90       -37 bp
 -200 bp          7,638         -323        -4            11.62       -65 bp
 -300 bp          7,567         -393        -5            11.42       -85 bp
 -400 bp          7,375         -586        -7            11.06      -121 bp

_____________________________________________________________________________
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
_____________________________________________________________________________

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's primary investing activity is loan originations. The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1998, the Bank's liquidity ratio was 8.53%, which was in excess of the OTS required ratio of 4%. At December 31, 1998, there were no material commitments for capital expenditures and the Bank had unfunded loan commitments of approximately $2.6 million and outstanding commerical letters of credit of $646,000. At December 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Bank. Further, at December 31, 1998, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

Comparison of Financial Condition at December 31, 1998 and 1997

Total assets increased to $63.4 at December 31, 1998 from $50.9 million at December 31, 1997. Loans receivable, net, increased $10.4 million as a result of an increase in first mortgage residential loans of $7.7 million, commercial loans of $2.1 million, and consumer loans of $600,000. Deposits increased $13.0 million from $37.1 million at December 31, 1997 to $50.1 million at December 31, 1998. The increase is primarily attributable to an increase in personal checking accounts and certificates of deposit. Equity increased to $7.0 million at December 31, 1998 from $6.7 million in 1997.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

Net Income. Net income for the year ended December 31, 1998 was $602,000 compared to $458,000 for the year ended December 31, 1997. This increase was primarily due to the increase in net interest income from loans receivable and non-interest income offset to a lesser degree by an increase in other expenses.

Net Interest Income. Net interest income after provision for loan losses for the year ended December 31, 1998 increased 12.5% to $2.0 million compared to $1.8 million for the year ended December 31, 1997 as a result of an increase in total interest income that more than offset an increase in total interest expense. Total interest income increased 17.0% to $4.6 million for the year ended December 31, 1998 from $3.9 million a year earlier primarily as a result of an increase in the average balance of loans receivable, net. The average balance of loans receivable, net, increased 18.5% to $48.7 million from $41.1 million for the year ended December 31, 1997. Interest expense increased 10.5% to $2.3 million for the year ended December 31, 1998 from $2.1 million a year earlier primarily as a result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $285,000 for the year ended December 31, 1998 compared to $60,000 a year earlier. The higher provision for loan losses for fiscal 1998 was due to the corresponding large volume of loan originations during the year. Management deemed the allowance for loan losses adequate at December 31, 1998.

Non Interest Income. Non interest income increased 192.3% to $811,000 for the year ended December 31, 1998 from $278,000 for the year ended December 31, 1997. Service charges, commissions, and fees increased to $239,000 in fiscal 1998 from $73,000 in fiscal 1997 as a result of an increase in personal checking accounts and commissions from the trust department. Gain on sale of loans increased to $321,000 in fiscal 1998 from $167,000 in fiscal 1997 as a result of increases in loan originations and service fees associated with higher loan volume. A net gain of $215,000 was recognized in fiscal 1998 from the sale of 3,435 shares of Federal Home Loan Mortgage Corporation stock.

Other Expenses. Other expenses increased 38.5% to $1.8 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. Compensation and benefits increased to $814,000 in fiscal 1998 from $608,000 in fiscal 1997 as a result of hiring additional personnel for the Trust Department and hiring a Senior Consumer Loan Officer. Compensation and benefits also increased as a result of costs associated with the Employee Stock Ownership Plan and Management Recognition Program. Occupancy and equipment expense increased to $248,000 in fiscal 1998 from $179,000 in fiscal 1997 as a result of increased depreciation expense. Other expenses increased to $516,000 in fiscal 1998 from $361,000 in fiscal 1997 primarily as a result of increased service bureau expense and the cost associated with the formation and the operating of the Trust Department.

Income Tax Expense. Income tax expense was $370,000 for the year ended December 31, 1998 compared to $267,000 a year earlier, which was due to higher earnings without a corresponding increase in expenses.

Average Balances, Interest and Average Yield/Cost. The earnings of the Bank depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Bank's interest-earning assets and interest-bearing liabilities.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the average of quarter-end balances during such period.

                                                           Year Ended December 31,
                                 At        ___________________________________________________________
                             December 31,
                                1998                      1998                           1997
                                ____                    Interest                       Interest
                               Yield/       Average      and       Yield/   Average     and      Yield/
                                Cost        Balance    Dividends    Cost    Balance   Dividends   Cost
                                ____        _______    _________    ____    _______   _________   ____
                                                                     (Dollars in thousands)
Interest-earning assets:
 Loans receivable               8.64%      $48,716     $4,245      8.71    $41,064    $3,615     8.80%
 Mortgage-backed securities     6.82         1,261         87      6.90      1,450       106     7.31
 Investment securities          6.02         3,570        219      6.13      2,624       167     6.36
 FHLB stock                     7.06           575         41      7.13        536        38     7.09
                                ____       _______     ______      ____    _______     _____     ____
  Total interest earning assets 8.44        54,122      4,592      8.48     45,674     3,926     8.60
Noninterest-earning assets                   3,007                           2,625
                                           _______                         _______
 Total assets                               57,129                          48,299
                                            ======                          ======
Interest-bearing liabilites:
 Passbook, NOW and Money
  Market Accounts               2.98         8,206        235      2.86     6,066        168     2.79
  Certificates of deposit       5.37        31,740      1,649      5.20    28,414      1,557     5.48
                                ____       _______     ______      ____    _______     _____     ____
   Total deposits                           39,946      1,884      4.72    34,480      1,725     5.04

FHLB advances                   5.41         6,575        442      6.72     6,250        380     6.08
                                ____       _______     ______              _______     _____
Total interest-bearing
  liabilities                   4.84        46,521      2,326      5.00    40,730      2,105     5.17
                                           _______     ______              _______     _____

Noninterest-bearing liabilities              4,070                           2,032
                                           _______                         _______
 Total liabilities                          50,591                          42,762
Equity                                       6,538                           5,537
                                           _______                         _______
 Total liabilities and equity              $57,129                         $48,299
                                           =======                         =======
Net interest income                                    $2,266                          $1,821
                                                       ======                          ======
Interest rate spread           3.60%                               3.48%                        3.43%
                               =====                               =====                        =====
Net interest margin                                                4.19%                        3.99%
                                                                   =====                        =====

Ratio of average interest-
earning assets to average
interest-bearing liabilities                                      116.34%                      112.14%
                                                                  =======                      =======



Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume);
(iii) changes in rate/volume (changes in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).



                                        Year Ended December 31,               Year Ended December 31,
                                         1998 Compared to Year                 1997 Compared to Year
                                        Ended December 31,1997                Ended December 31, 1996
                                         Increase (Decrease)                   Increase (Decrease)
                                               Due to                                Due to
                                    _____________________________       ________________________________
                                                    Rate/                                    Rate/
                                    Rate   Volume   Volume    Net       Rate     Volume     Volume   Net
                                    ____   ______   ______    ___       ____     ______     ______   ___

                                                              (In thousands)
Interest-earning assets:
  Loans receivable (1)             ($37)    $674      ($7)   $630       $101      $604        $22   $727
  Mortgage-backed and
   related securities                (6)     (14)      (1)    (21)        (1)      (29)        (2)   (32)
  Investment securities              (6)      60       (2)     52          5       (64)        (7)   (66)
  Other interest-earning
   assets                             1        3        1       5          1         2         --      3
                                   _____    _____     ____   ____       ____      ____       ____   ____
Total net change in
  income on interest-
  earning assets                    (48)      723       (9)   666        106       513         13    632
                                   _____    _____     ____   ____       ____      ____       ____   ____
Interest-bearing liabilities:
  Passbook, NOW and
  money market
  accounts                            4         6        1     11        (20)       16         (2)    (6)
  Certificates of deposits          (43)      182        9    148         27        51          6     84
  FHLB advances                      40        20        2     62          3       172         12    187
                                   _____    _____     ____   ____       ____      ____       ____   ____
  Total net change in
   expense on
   interest-bearing
   liabilities                        1       208       12    221         10       239         16    265
                                   _____    _____     ____   ____       ____      ____       ____   ____
  Net increase (decrease)
   in net interest income         ($49)      $515    ($21)    $445       $96      $274        $(3)  $367
                                   =====    =====     ====   ====       ====      ====       ====   ====
_________________________________________________________________________________________________________
(1)       Does not include interest on loans 90 days or more past due.



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

Year 2000

As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The following discussion of the implications of the Year 2000 problem for the Bank contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors.

The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Bank for the new millenium. As recommended by OTS, the Plan encompasses the following phases:

     1. Awareness - Educational initiatives on Year 2000 issues and concerns. This phase is complete.

     2. Assessment - Develop a plan, identify and evaluate all vital systems of the Bank. This phase was completed as of June 30, 1998.

     3.   Renovation   Upgrade or replace any critical system that is non-Year
          2000 compliant.  This phase was completed as of December 31, 1998.

     4.   Validation   Testing all critical systems and third-party vendors
          for Year 2000 compliance. The Bank is nearly complete with this phase of its plan. The Bank has replaced all in-house equipment with Year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Year 2000 compliant. The Bank is relying on the
                                 -11-
         results of proxy testing by its third-party service bureau for certain date sensitive testing. The validation phase is targeted for completion by April 30, 1999.

     5. Implementation - Placement of renovated systems on-line. As the Bank completes the validation phase, the Bank expects to determine any necessary remaining remedial actions and provide for their implementation. The Bank has already implemented a new Year 2000 compliant computerized teller system and has verified the Year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Implementation phase is targeted for completion by June 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $15,000, of which $12,000 has been incurred as of December 31, 1998.

The Bank is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

[Letterhead of Housholder, Artman and Associates, P.C.]


                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
 Board of Directors of
 Security Bancorp, Inc.
 and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Security Bancorp, Inc. and Subsidiary (the Company) as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Housholder, Artman and Associates, P.C.
__________________________________________

February 8, 1999

                     SECURITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                                1998           1997
                                            ____________   ____________
                   ASSETS

Cash and cash equivalents                   $  2,581,175   $  1,895,686
Investment securities:
  Available-for-sale, at fair value            1,408,249      1,379,405
  Held-to-maturity, at amortized cost -
   fair value of $651,950 (1998) and
   $1,252,295 (1997)                             649,673      1,248,223
Mortgage-backed securities:
  Available-for-sale, at fair value            1,967,989           -
  Held-to-maturity, at amortized cost -
   fair value of $507,196 (1998) and
   $1,214,436 (1997)                             501,290      1,206,202
Loans receivable, net                         53,472,898     43,093,404
Interest receivable, net                         468,826        363,125
Premises and equipment, net                    1,582,428      1,103,322
Real estate owned, net                              -             5,215
Federal Home Loan Bank stock, at cost            590,500        550,000
Other assets                                     202,317         74,989
                                            ____________   ____________
Total assets                                $ 63,425,345   $ 50,919,571
                                            ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                  $ 50,141,580   $ 37,061,101
  Federal Home Loan Bank advances              5,500,000      6,500,000
  Advances from borrowers for property
   taxes and insurance                            71,956         59,178
  Federal income taxes payable                   362,431        369,454
  Accrued expenses and other liabilities         360,403        194,655
                                            ____________   ____________
Total liabilities                             56,436,370     44,184,388

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized and unissued 250,000 shares
  Common stock, $.01 par value, 3,000,000
   shares authorized; 436,425 shares issued
   and outstanding                                 4,364          4,364
  Additional paid-in capital                   4,109,388      4,075,813
  Unallocated ESOP shares                       (304,985)      (337,883)
  Retained earnings                            3,256,549      2,763,197
  Accumulated other comprehensive income         218,248        229,692
  Restricted treasury stock                     (294,589)          -
                                            ____________   ____________
Total stockholders' equity                     6,988,975      6,735,183
                                            ____________   ____________
Total liabilities and stockholders' equity  $ 63,425,345   $ 50,919,571
                                            ============   ============

The accompanying notes are an integral part of these statements.

                         SECURITY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998        1997
                                                 ___________  ___________
Interest income:
  Loans receivable                               $ 4,245,336  $ 3,615,219
  Investment securities                              303,343      304,547
  Interest on overnight funds sold                    43,151        6,296
                                                 ___________  ___________
     Total interest income                         4,591,830    3,926,062

Interest expense:
  Deposits                                         1,884,050    1,724,834
  Federal Home Loan Bank advances                    442,085      380,101
                                                 ___________  ___________
     Total interest expense                        2,326,135    2,104,935
                                                 ___________  ___________
     Net interest income                           2,265,695    1,821,127
Provision for loan losses                            285,123       60,000
                                                 ___________  ___________
     Net interest income after provision
      for loan losses                              1,980,572    1,761,127
                                                 ___________  ___________
Other income:
 Service charges, commissions and fees               238,981       73,134
 Gain on sale of loans                               321,383      167,300
 Loan servicing income                                14,037       26,616
 Gain on sale of investment securities               215,123         -
 Other                                                21,890       10,500
                                                 ___________  ___________
     Total other income                              811,414      277,550

Other expenses:
 Compensation and benefits                           814,301      608,012
 Occupancy and equipment expenses                    247,996      179,118
 Federal and other insurance premiums                 45,482       39,680
 Advertising                                          60,666       45,506
 Legal and professional fees                         134,407       80,565
 Other expenses                                      516,265      360,683
                                                 ___________  ___________
     Total other expenses                          1,819,117    1,313,564
                                                 ___________  ___________
Income before income tax expense                     972,869      725,113
Income tax expense                                   370,413      267,121
                                                 ___________  ___________
Net income                                       $   602,456  $   457,992

Other comprehensive income:
  Net changes in unrealized appreciation of
   available for sale securities and loans
   net of tax of $6,979 in 1998 and
   $51,831 in 1997                                   (11,444)      84,567
                                                 ___________  ___________
Comprehensive income                             $   591,012  $   542,559
                                                 ===========  ===========

Basic earnings per share                         $      1.50       N/A
Diluted earnings per share                       $      1.50       N/A


The accompanying notes are an integral part of these statements.

                                       SECURITY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                       Accumulated
                                  Additional Unallocated                 Other                  Total
                   Common Stock   ______________________                 Compre-  Restricted  Stock-
                  ______________    Paid-in      ESOP       Retained     hensive   Treasury    holders'
                  Shares  Amount    Capital      Shares     Earnings     Income     Stock      Equity
                  ______  ______    _______      ______     ________     ______    ________    ______

Balances,
 December 31,
 1996                                                      $2,305,207   $145,125             $2,450,332

Stock issued
 pursuant to
 initial com-
 mon stock
 offering        436,425 $4,364   $4,060,880  $ (349,140)                                     3,716,104

ESOP shares
 earned                               14,933      11,257                                         26,190

Comprehensive
income:
 Net income
  for 1997                                                    457,900                           457,900
 Other com-
 prehensive
 income:
  Net change
   in unreal-
   ized gains
   on securities
   available-for-
   sale, net of
   taxes                                                                  84,567                 84,567
                ________ _______ ___________  ___________ ___________  __________ __________ __________
Balances,

 December 31,
 1997            436,425  $4,364  $4,075,813  $($337,883)  $2,763,197   $229,692             $6,735,183

ESOP shares
 earned                               33,575      32,898                                         66,473

Purchase of
 restricted
 treasury stock
 (17,457 shares)                                                                  $(294,589)   (294,589)

Cash dividends
 declared
 ($0.25 per
 share)                                                      (109,104)                         (109,104)

Comprehensive
income:
 Net income
 Other compre-
 hensive income:
  Net change in
   unrealized
   gains/(losses)
   on securities
   available-for-
   sale, net of
   tax                                                                   (11,444)               (11,444)
                ________ _______ ___________  ___________ ___________  _________  __________ __________
Balances,
 December 31,
 1998            436,425  $4,364  $4,109,388   ($304,985)  $3,256,549   $218,248  $(294,589) $6,988,975
                ======== ======= ===========  =========== ===========  =========  ========== ==========

The accompanying notes are an integral part of these statements.

                                   16

                    SECURITY BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997

                                                       1998        1997
                                                   ___________ ___________
Cash flows from operating activities:
  Net Income                                       $   602,457 $   457,990
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       78,959      58,829
    Dividend on FHLB stock                             (40,500)    (37,600)
    (Gain) loss on sale of investments                (215,123)       -
    Provision for loan losses                          285,123      60,000
    (Increase) decrease in interest receivable        (105,701)    (84,790)
    (Increase) decrease in other assets               (127,328)    (35,586)
    Increase (decrease) in accrued liabilities         165,748      45,990
    Increase (decrease) in income taxes payable         49,061     130,988
    Increase (decrease) in deferred taxes payable      (49,657)     28,661
    Sale of mortgage loans held for sale             8,115,393   6,930,759
    Originations of mortgage loans held for sale    (8,115,393) (6,930,759)
    Amortization of premiums on investments            (16,201)       -
    Gain on sale of property                              (257)       -
    Release of ESOP shares                              32,898        -
                                                   ___________ ___________
    Total adjustments                                   57,022     166,492
                                                   ___________ ___________
  Net cash provided by operating activities            659,479     624,482
Cash flows from investing activities:
    Loan originations, net of principal payments   (10,664,617) (6,500,567)
    Purchase of available for sale-investment
     securities                                       (500,000)       -
    Proceeds from available for sale investment
     securites                                         668,479     500,000
    Proceeds from maturities and repayments of:
      Held to maturity investment securities         1,999,950   1,000,000
      Held to maturity mortgage-backed securities      703,677     373,708
    Cash payments for the purchase of property        (558,065)   (208,389)
    Purchase of held to maturity securities         (1,384,035)   (998,223)
    Purchases of mortgage-backed securities         (1,967,989)       -
    Proceeds from sale of foreclosed real estate         5,472        -
                                                   ___________ ___________
  Net cash provided (used) by investing activities (11,697,128) (5,833,471) Cash flows from financing activities:
    Net increase (decrease) in deposit accounts     13,080,479   1,271,490
    Proceeds from FHLB advances                     (1,000,000)  1,000,000
    Net increase (decrease) in escrow accounts          12,778      (7,006)
    Proceeds from issuance of common stock              33,575   3,742,294
    Dividends paid                                    (109,105)       -
    Restricted Treasury stock purchased               (294,589)       -
                                                   ___________ ___________
  Net cash provided by financing activities         11,723,138   6,006,778
                                                   ___________ ___________
Net increase in cash and equivalents                   685,489     797,789
Cash and equivalents, beginning of year              1,895,686   1,097,897
                                                   ___________ ___________
Cash and equivalents, end of year                  $ 2,581,175 $ 1,895,686
                                                   =========== ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense                              $ 2,316,869 $ 2,103,785
     Income tax                                        383,388      95,574

The accompanying notes are an integral part of these statements.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -

The consolidated financial statements as of December 31, 1998 and 1997 and the years then ended, include the accounts of Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Security Federal Savings Bank of McMinnville, Tennessee (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

Conversion and Organization of Holding Company
______________________________________________

On June 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and became a wholly-owned subsidiary of the Company (the "Conversion"). The Company was formed under Tennessee Law in March 1997 to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no other operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion, and lending funds to the Bank's Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion.

Nature of Business
__________________

The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate and other loans located primarily in Warren County, Tennessee. At December 31, 1998, the Bank operated two retail-banking offices in McMinnville, Tennessee. The Bank is subject to competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
_________________________________________

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ from those estimates. Estimates most susceptible to change in the near term include allowance for loan losses and the fair value of securities.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Outlined below are the accounting and reporting policies considered significant by the Company:

Cash and Cash Equivalents
_________________________

For purposes of reporting cash flows, the Company has defined cash and cash equivalents to include all cash, amounts due from depository institutions, and overnight funds sold to the Federal Home Loan Bank.

Investment Securities
_____________________

The Company classifies its investments, including marketable equity securities, mortgage-backed securities, and mortgage-related securities, in one of three categories:

Trading Account Securities -

Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company did not hold any trading securities at December 31, 1998 or 1997.

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

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities (continued)
_____________________

Loans Held-for-Sale -

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized gains (losses) are reported as a separate component of stockholders' equityuntil realized.

Loans Receivable
________________

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted by any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such an increase is reported as a component of the provision for loan losses.

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

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Receivable (continued)
________________

Loan origination fees and certain direct origination costs are capitalized with the net fee or cost recognized as an adjustment to interest income using the interest method.

Foreclosed Property
___________________

Foreclosed property owned is carried at the lower of cost or estimated fair value less estimated selling costs. Costs directly related to improvement of real estate are capitalized. Expenses of holding such real estate are charged to operations as incurred.

Premises and Equipment
______________________

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

Federal Home Loan Bank Stock
____________________________

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati ("FHLB") in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock, and it has no quoted market value, the Bank's investment in this stock is carried at cost.

Mortgage Loan-Servicing Rights
______________________________

The Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights"
(MSRs), on April 1, 1996. SFAS 122 requires that the Company recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. Additionally, SFAS 122 requires that MSRs be reported on the consolidated statement of financial condition at the lower of cost or fair value. These servicing costs are initially capitalized and subsequently amortized in proportion to, and over the period of estimated net loan servicing income.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Loan-Servicing Rights (continued)
______________________________

The Bank originates loans for portfolio investment or for sale in the secondary market. During the loan origination period, loans are designated as held-for-sale or portfolio investment. Loans held-for-sale are carried at the lower of cost or market, determined on an individual loan basis.

Income Taxes
____________

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

Pension Costs
_____________

Pension costs are charged to employee benefits expense and are funded as accrued.

Earnings Per Share
__________________

In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Accordingly, all prior period earnings per share amounts have been restated in accordance with this standard.

Basic income per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted income per share amounts were computed by dividing net income, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the treasury stock method.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments
____________________________________

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents -

The carrying values of cash and cash equivalents approximate fair value.

Investment securities (including mortgage-backed securities) -

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans -

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value. The estimated fair value of loans held-for-sale is based on quoted market prices of similar instruments trading in the secondary market.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Originated Mortgage Servicing Rights -

The carrying amounts of originated mortgage servicing rights approximate fair values.

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

Comprehensive Income
____________________

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although ertain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (continued)
____________________

The components of other comprehensive income and related tax effects are as follows:

                                             Years Ended December 31,
                                               1998           1997
                                               ____           ____

Unrealized holding loss on
 loans available-for-sale                    $   (552)      $      0
Unrealized holding gains (losses)
 on available-for-sale securities             (17,871)       136,398
                                             ________       ________
Net unrealized gains (losses)                 (18,423)       136,398
Tax effect                                      6,979         51,831
                                             ________       ________

Net of tax amount                            $(11,444)      $ 84,567
                                             ========       ========

Effects of New Financial Accounting Standards
_____________________________________________

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" - issued October 1998, revises the accounting and reporting standard for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. It also requires that after the securitization of mortgage loans held, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the fiscal quarter beginning January 1, 1999.

Management believes adoption of the above-described Statements will not have a material effect on financial positions and the results of operations, nor will adoption require additional capital resources.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effects of New Financial Accounting Standards (continued)
_____________________________________________

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - issued June 1998, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal years after beginning June 15, 1999. On the date of adoption, the Company may transfer any held-to-maturity security into the available-for-sale category and then be able to designate the transferred security as a hedge item. Any unrealized holding gain or loss on transferred securities will be reported in net income or accumulated other comprehensive income. Management has not determined its strategy for the adoption of SFAS No. 133 or its effect on the financial statements. If the Company elects to apply hedge accounting, it is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging activities and the measurement approach for determining the ineffective aspect of the hedge.

Trust Department
________________

Assets under management of the Bank's trust department are not included in these financial statements.

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

Investment securities have been classified according to management intent. The amortized cost of securities and their approximate fair values are as follows:

Securities available-for-sale:
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized     Fair
December 31, 1998            Cost         Gains        Losses       Value
_________________          _________    __________   __________     _____
U. S. Government and
 Federal agencies         $1,050,000    $   -        $  1,234    $1,048,766
FHLMC stock                    5,650     365,832        -           371,482
                          __________    ________     ________    __________
                           1,055,650     365,832        1,234     1,420,248
Mortgage-backed
 securities                1,967,989        -          11,999     1,955,990
                          __________    ________    _________    __________
                          $3,023,639    $365,832     $ 13,233    $3,376,238
                          ==========    ========    =========    ==========
December 31, 1997
_________________
U. S. Government and
 Federal agencies         $  999,929    $   -        $  6,354    $  993,575
FHLMC stock                    9,006     376,824        -           385,830
                          __________    ________     ________     __________
                           1,008,935     376,824        6,354      1,379,405
Mortgage-backed
 securities                   -             -           -             -
                          __________    ________     ________    __________
                          $1,008,935    $376,824     $  6,354    $1,379,405
                          ==========    ========     ========    ==========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

Securities held-to-maturity:
                                          Gross        Gross
                           Amortized    Unrealized   Unrealized     Fair
December 31, 1998            Cost         Gains        Losses       Value
_________________          _________    __________   __________     _____
U. S. Government and
 Federal agencies         $  649,673    $  2,277     $  -        $  651,950
Mortgage-backed
 securities                  501,290       5,906        -           507,196
                          __________    ________     __________  __________
                          $1,150,963    $  8,183     $  -        $1,159,146
                          ==========    ========     ==========  ==========

December 31, 1997
_________________
U. S. Government and
 Federal agencies         $1,248,223    $  4,072     $  -        $1,252,295
Mortgage-backed
 securities                1,206,202       8,234        -         1,214,436
                          __________    ________     __________  __________
                          $2,454,425    $ 12,306     $  -        $2,466,731
                          ==========    ========     ==========  ==========

The fair value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                            December 31, 1998        December 31, 1997
                          ______________________   _____________________
                          Amortized      Fair       Amortized      Fair
                             Cost        Value         Cost        Value
                          _________   __________   ___________   ________
Available-for-sale:

FHLMC stock              $    5,650   $  371,482   $    9,006    $  385,830
Due in one year
 or less                  1,050,000    1,048,766
Due after one year
 through five years                                   999,929       993,575
Due after five years
 through ten years          994,700      984,234
Due after ten years         973,289      971,756
                         __________   __________   __________    __________
                         $3,023,639   $3,376,238   $1,008,935    $1,379,405
                         ==========   ==========   ==========    ==========

Held-to-maturity:

Due in one year
 or less                                           $  250,000    $  250,433
Due after one year
 through five years      $  207,140   $  207,129      998,223     1,001,862
Due after ten years         943,823      952,017    1,206,202     1,214,436
                         __________   __________   __________    __________
                         $1,150,963   $1,159,146   $2,454,425    $2,466,731
                         ==========   ==========   ==========    ==========

At December 31, 1998 and 1997, $1,600,000 and $850,000 of securities were pledged as collateral for deposits.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

Activities related to the sales of securities are summarized as follows:
                                              1998             1997
                                              ____             ____

Proceeds from sales                         $218,489         $500,000
Gross gains on sales                         215,123             -

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31, 1998 and 1997 are summarized as follows:
                                                  December 31,
                                              1998           1997
                                              ____           ____

First mortgage loans:
  Secured by one-to-four family
   residences                              $34,031,475    $26,765,072
  Secured by commercial real estate          4,489,573      4,869,200
  Real estate development loans              1,005,436        761,000
  Construction loans                         3,704,973      3,725,878
                                           ___________    ___________
                                            43,231,457     36,121,150
  Less:
    Undisbursed portion of
     construction loans                       (647,118)    (1,397,330)
                                           ___________    ___________
      Total first mortgage loans            42,584,339     34,723,820

Commercial business loans                    6,062,376      3,815,773

Consumer and other loans:
  Automobile                                 1,991,746      1,364,215
  Second mortgage and other                  1,867,859      2,634,117
  Unsecured                                  1,597,470        903,124
                                           ___________    ___________
                                             5,457,075      4,901,456
Less:  deferred loan fees                      (10,985)        (8,604)
       allowance for loan losses              (619,907)      (339,041)
                                           ___________    ___________
                                           $53,472,898    $43,093,404
                                           ===========    ===========

Activity in the allowance for loan losses is as follows:

                                                  December 31,
                                                1998           1997
                                                ____           ____

Balance - beginning                        $   339,041    $   284,153
  Provision charged to operations              285,123         60,000
  Loans charged off                            (15,799)       (15,390)
  Recoveries                                    11,542         10,278
                                           ___________    ___________
Balance - ending                           $   619,907    $   339,041
                                           ===========    ===========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 3 - LOANS RECEIVABLE (continued)

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", requires that the Bank establish a specific allowance on impaired loans and disclosure of the Bank's method of accounting for interest income on impaired loans. The Bank assesses loans delinquent more than 90 days for impairment. Such loans amounted to approximately $562,000 and $50,000 at December 31, 1998 and 1997, respectively, and had an average outstanding balance of approximately $306,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Bank has determined that specific allowances on these loans is not required.

Nonperforming loans for which interest has been reduced totalled approximately $377,000 and $50,000 at December 31, 1998 and 1997, respectively. The differences between interest income that would have been recorded under the original terms of such loans and the interest income actually recognized totalled $32,000 and $5,000 for the years ended December 31, 1998 and 1997, respectively.

Commercial loans consist primarily of unsecured business loans and loans secured by equipment and inventory. Other consumer loans consist primarily of unsecured consumer loans and loans secured by deposit accounts.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1998 and 1997 totalled $630,000 and $694,000, respectively.

The Bank's lending activity is concentrated with customers located in the McMinnville and Warren County, Tennessee area.

Loans held for sale totalled $684,316 at December 31, 1998. The fair value of such loans was $683,764.

NOTE 4 - LOAN SERVICING

Mortgage loans serviced for Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans were $20,111,630 and $11,996,237 at December 31, 1998 and 1997, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $60,599 and $43,363 at December 31, 1998 and 1997, respectively.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                 December 31,
                                               1998        1997
                                               ____        ____

Investment securities                        $ 26,698    $ 19,369
Mortgage-backed securities                      9,650      25,504
Loans receivable                              432,478     318,252
                                             ________    ________
                                             $468,826    $363,125
                                             ========    ========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classification as follows:
                                                  December 31,
                                                 1998         1997
                                                 ____         ____

Land                                        $   800,500  $   315,500
Building                                        717,363      712,126
Furniture and equipment                         442,879      375,075
                                            ___________  ___________
                                              1,960,742    1,402,701
Less:  accumulated depreciation                (378,314)    (299,379)
                                            ___________  ___________
                                            $ 1,582,428  $ 1,103,322
                                            ===========  ===========

Depreciation expense was $78,959 and $58,829 in 1998 and 1997, respectively.

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 1998 and 1997 are summarized as follows:
                                                1998         1997
                                                ____         ____

Demand deposits, noninterest-bearing        $ 4,205,524  $ 1,955,485
NOW and money market accounts -
3.02% (1998) and 2.54% (1997)                 5,562,461    2,615,510
Passbook accounts -
2.96% (1998) and 3.18% (1997)                 5,000,245    3,843,003
                                            ___________  ___________

  Total Demand, N.O.W.
   and Passbook Accounts                     14,768,230    8,413,998

Certificates of deposit:
  3.01% to 4.00%                                380,683        -
  4.01% to 5.00%                              6,777,332      418,907
  5.01% to 6.00%                             26,764,078   25,837,383
  6.01% to 7.00%                              1,451,257    2,380,813
  7.01% to 8.00%                                  -           10,000
                                            ___________  ___________


     Total certificates of deposit           35,373,350   28,647,103
                                            ___________  ___________
                                            $50,141,580  $37,061,101
                                            ===========  ===========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 7 - DEPOSITS (continued)

Interest expense on deposits is as follows:

                                           Years Ended December 31,
                                           ________________________
                                              1998           1997
                                              ____           ____

NOW and money market accounts             $   94,442     $   56,154
Passbook accounts                            140,608        108,443
Certificates of deposit                    1,649,000      1,560,237
                                          __________     __________
                                          $1,884,050     $1,724,834
                                          ==========     ==========

Certificate of deposit maturities are summarized below:

                               Average                Average
                                Rate         1998        Rate        1997
                               _______       ____     _______        ____

Within 1 year                   5.27%     $24,475,094    5.41%    $19,384,492
After 1 year but within
 2 years                        5.51        7,128,927    5.76       6,645,182
After 2 years but within
 3 years                        5.80        1,684,168    5.90       1,786,272
After 3 years but within
 4 years                        5.90        1,465,179    5.87         408,118
After 4 years but within
 5 years                        5.67          619,982    5.95         423,039
                                ____      ___________    ____     ___________
                                5.37%     $35,373,350    5.54%    $28,647,103
                                ====      ===========    ====     ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $7,621,000 and $4,935,000 at December 31, 1998 and 1997,
respectively. Deposit accounts in excess of $100,000 are not federally insured.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 are summarized as follows:
                                               1998         1997
                                               ____         ____

  Short-term advances                       $    -       $2,500,000
  Other advances                             5,500,000    4,000,000
                                            __________   __________
                                            $5,500,000   $6,500,000
                                            ==========   ==========

The short-term advances are due ninety days from issuance. Advances at December 31, 1998 mature as follows:

                              Weighted
Year Ending                Average Rate at
December 31,              December 31, 1998               Amount
___________               _________________               ______

   2000                          5.87%                  $2,500,000
   2001                          4.70%                   3,000,000
                                 ____                   __________
                                 5.23%                  $5,500,000
                                 ====                   ==========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES (continued)

At December 31, 1998, the Bank's FHLB stock with a carrying value of $590,500 and residential real estate loans with outstanding balances totalling $26,887,230 were pledged under a blanket agreement as collateral for FHLB advances. At December 31, 1998, the total available borrowing capacity from the FHLB was $20,000,000.

NOTE 9 - INCOME TAX MATTERS

Under the Internal Revenue Code, the Bank is allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purposes of absorbing losses. Through 1996, the provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. In addition, legislation passed in 1996 eliminates the percentage of taxable income method as an option for computing bad debt deductions in all future years. The Bank will still be permitted to take deductions for bad debts, but will be required to compute such deductions using an experience method.

Deferred taxes have been provided for certain increases in the Bank's tax bad debt reserves subsequent to 1987, which are in excess of recorded book loan loss allowances. At December 31, 1998, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $504,000, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The unrecorded deferred income tax liability on the above amount was approximately $191,000 as of December 31, 1998. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank's effective tax rate would increase to the maximum percent under existing law.

In August 1996, the "Small Business Job Protection Act of 1996," was passed into law. One provision of the Act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the IRC. The provision requires thrifts to recapture any reserve accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. Thrift institutions will be given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and will be permitted to delay the timing of this recapture for one or two years, subject to whether they meet certain residential loan test requirements.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 9 - INCOME TAX MATTERS (continued)

Income tax expense for 1998 and 1997 is comprised of the following:

                                               1998        1997
                                               ____        ____
Federal:
  Current                                    $361,188    $196,185
  Deferred                                    (44,431)     27,152
State:
  Current                                      58,883      37,517
  Deferred                                     (5,227)      6,267
                                             ________    ________
                                             $370,413    $267,121
                                             ========    ========

A reconciliation of the actual income tax expense to the "expected" tax expense (computed by applying the federal statutory tax rate to earnings before income tax expense) is as follows:

                                          1998               1997
                                    ________________   ________________
                                           Effective          Effective
                                    Amount Tax Rate    Amount Tax Rate
                                    ______ ________    ______ ________

Computed "expected" tax
 expense                           $330,775  34.0%    $246,538  34.0%
Increases (reductions) in tax
 resulting from:
  State income taxes, net of
   Federal income tax benefit        39,638   4.0       28,897   4.0
  Benefit of lower tax rates           -       -          -       -
  Other items, net                     -       -        (8,314) (1.1)
                                   ________  ____     ________  ____
     Income tax expense            $370,413  38.0%    $267,121  37.7%
                                   ========  ====     ========  ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of liabilities and assets for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax liabilities and assets are as follows:

                                                   December 31,
                                               1998           1997
                                               ____           ____
Deferred tax liabilities:
  Depreciation                               $ 46,845       $ 32,214
  Federal Home Loan Bank of
   Cincinnati stock dividend                  117,316        101,926
  Unrealized gain on available-
   for-sale securities                        133,988        140,779
  Mortgage servicing rights                    43,239         14,761
Deferred tax assets:
  Allowance for loan losses                  (146,357)       (38,011)
                                             ________       ________
        Net deferred tax liability           $195,031       $251,669
                                             ========       ========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory ramework for Prompt Corrective Action provisions under FDICIA, the OTS, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the following tables. On December 31, 1997, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital levels and ratios relative to its minimum capital requirements.

                                           As of December 31, 1998
                                           _______________________
                                     Actual Capital        Required Capital
                                     ______________        ________________
                                   Amount      Ratio      Amount      Ratio
                                   ______      _____      ______      _____
OTS capital adequacy
  Tangible capital               $6,316,000     9.99%   $  948,000    1.50%
  Core capital                    6,316,000     9.99     1,896,000    3.00
  Risk-based capital              6,936,000    15.68     3,539,000    8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital         6,316,000     9.99     3,160,000    5.00
  Tier 1 risk-based capital       6,316,000    14.28     2,654,000    6.00
  Total risk-based capital        6,936,000    15.68     4,423,500   10.00

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (continued)

                                            As of December 31, 1997
                                            _______________________
                                     Actual Capital      Required Capital
                                     ______________      ________________
                                   Amount      Ratio      Amount    Ratio
                                   ______      _____      ______    _____
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

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 11 - STOCKHOLDERS' EQUITY/STOCK CONVERSION (continued)

In addition, as a Tier I institution, or an institution that meets all of its fully phased-in capital requirements, the Bank may pay a cash dividend to the Company with notification, but without prior OTS approval, during a calendar year an amount not to exceed the greater of 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four quarter period. The Company paid cash dividends of $.25 per share during the year ended December 31, 1998. No dividend was declared or paid during the period June 30, 1997 to December 31, 1997.

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

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

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

At December 31, 1998, shares held in suspense to be released annually as the loan is paid down amounted to 29,676 shares. The fair value of unallocated ESOP shares was $526,749 at December 31, 1998. Any dividends on allocated ESOP shares are charged to retained earnings, dividends on unallocated ESOP shares are charged to compensation and employee benefits expense and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

Profit Sharing Plan -

The Bank's pension expense and contributions for 1998 and 1997 were $26,018 and $23,232, respectively, related to their 401(K) profit sharing plan. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Employer and employee contributions to the plan are discretionary. Any employer contributions vest on a graduated schedule from two to six years of service.

NOTE 14 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Bank's Management Recognition and Development Plan (the "MRP"), effective on July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options granted vest at the rate of 20% annually beginning at the date of grant were all granted in 1998 and expire in 2008. The number and weighted

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 14 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN
          (continued)

average fair value of the options on the grant date was 37,095 stock options and $17.25 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations.
Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, the pro forma effect on reported net income for the year ended December 31, 1998 would be as follows:

  Net income:
    As reported                             $602,456
    Pro forma                                582,411
  Earnings per share
    As reported:
      Basic                                 $   1.50
      Diluted                                   1.50
    Pro forma:
      Basic                                     1.45
      Diluted                                   1.45

In determining the fair value of the option grant as prescribed in Statement No. 123, the Black-Scholes option pricing model was used with the following assumptions: a risk-free interest rate of 5.00%, expected lives of 10 years, expected volatility of 30.09%, and expected dividends of $.25 per year.

At December 31, 1998, all options have been granted at an exercise price of $17.25, of which 37,095 options are currently unexercisable, and all options granted are outstanding at December 31, 1998.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP totalled $25,750 for the year ended December 31, 1998.

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997



NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND
          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

Financial Instruments with Off-Balance-Sheet Risk
 at December 31, 1998:
  Contractual commitments to extend credit           $2,567,000
  Commercial letters of credit                          646,000

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

NOTE 16 - EARNINGS PER SHARE

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", and Statement of Position 93-6, "Employers' Accounting for Employee Stock

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 16 - EARNINGS PER SHARE (continued)

Ownership Plans". For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan, which have not been allocated to participant accounts are not assumed to be outstanding. Stock-based compensation grants have not been included in the diluted earnings per share since they are antidilutive. Earnings per share information for the year ended December 31, 1997 was not presented since the Company was not a public company prior to June 30, 1997, therefore, no shares of stock were outstanding. The following are reconciliations of the amounts used in the per share calculations:

                                 For the Year Ended December 31, 1998
                                 ____________________________________
                                  Income        Shares      Per Share
                                (Numerator)  (Denominator)   Amount
                                ___________  _____________  _________
Basic and Diluted
  Earnings per share (EPS)       $602,456       401,297       $1.50

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, as described in Note 1, are as follows:

                                                December 31, 1998
                                          ___________________________
                                            Carrying         Fair
                                             Amount          Value
                                          ___________     ___________
Financial assets:
  Cash and cash equivalents               $ 2,581,175     $ 2,581,175
  Investment securities                     2,069,921       2,072,198
  Mortgage-backed securities                2,457,280       2,463,186
  Loans receivable, net                    53,472,898      54,014,755

Financial liabilities:
  Deposits                                 50,141,580      50,642,996
  Federal Home Loan Bank advances           5,500,000       5,627,600

                                                December 31, 1997
                                          ___________________________
                                            Carrying         Fair
                                             Amount          Value
                                          ___________     ___________
Financial assets:
  Cash and cash equivalents               $ 1,895,686     $ 1,895,686
  Investment securities                     2,627,628       2,628,457
  Mortgage-backed securities                1,206,202       1,214,436
  Loans receivable, net                    43,093,404      44,308,978

Financial liabilities:
  Deposits                                 37,061,101      37,028,612
  Federal Home Loan Bank advances           6,500,000       6,540,300

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions.

The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTE 18 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Security Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                              December 31,
                                         1998               1997
                                         ____               ____
CONDENSED BALANCE SHEET

ASSETS
  Cash and cash equivalents          $  152,291         $   81,090
  ESOP note receivable                  304,985            337,883
  Investment in subsidiary            6,533,497          6,321,211
                                     __________         __________
    Total Assets                     $6,990,773         $6,740,184
                                     ==========         ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued income taxes               $    1,800         $    5,000
  Stockholders' equity                6,988,973          6,735,184
                                     __________         __________
    Total liabilities and
     stockholders' equity            $6,990,773         $6,740,184
                                     ==========         ==========

                                                        Period from
                                      Year Ended        June 30, to
                                  December 31, 1998 December 31, 1997
                                  _________________ _________________
CONDENSED STATEMENT OF INCOME

  Interest income                    $   30,510         $   16,597
  Expenses                               38,512              4,049
                                     __________         __________
    Income (loss) before equity
     in undistributed earnings
     of subsidiary and income taxes      (8,002)            12,548
  Equity in earnings of
   subsidiary                           607,257            352,183
                                     __________         __________
    INCOME BEFORE INCOME TAXES          599,255            364,731
  Income tax expense (credit)             3,200              5,000
                                     __________         __________
    NET INCOME                       $  602,455         $  359,731
                                     ==========         ==========

                      SECURITY BANCORP, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 18 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
          (continued)
                                                           Period from
                                         Year Ended        June 30, to
                                     December 31, 1998 December 31, 1997
                                     _________________ _________________

CONDENSED STATEMENT OF CASH FLOWS
  Cash flows from operating
   activities:
    Net income                          $  602,455         $  359,731
    Adjustments to reconcile net
     income to net cash provided
     from operating activities:
      Equity earnings from
       subsidiary                         (607,257)          (352,183)
      Increase (decrease) in
       income taxes payable                 (3,200)             5,000
                                        __________         __________
    NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                   (8,002)            12,548

  Cash flows from investing activities:
    Upstream dividend from
     subsidiary                            450,000               -
    Purchase of MRP restricted
     shares                               (294,589)              -
    Investment in subsidiary                  -            (3,658,819)
                                        __________         __________
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                   155,411         (3,658,819)

  Cash flows from financing activities:
    Dividend paid                         (109,106)              -
    Net proceeds from sale of
     common stock                             -             4,065,244
    Loan to ESOP of subsidiary                -              (349,140)
    Principal collected on ESOP
     note receivable                        32,898             11,257
                                        __________         __________
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                    76,208          3,727,361
                                        __________         __________

    NET INCREASE IN CASH AND CASH
     EQUIVALENTS                            71,201             81,090

Cash and cash equivalents at
 beginning of period                        81,090               -
                                        __________         ___________

    CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                   $  152,291         $   81,090
                                        ==========         ==========

                   DIRECTORS AND OFFICERS
                             of
                   SECURITY BANCORP, INC.



Directors                               Officers
---------                               --------


Joe H. Pugh                             Joe H. Pugh
President and Chief Executive Officer   President and Chief Executive Officer

Dr. Franklin J. Noblin, Chairman        Dr. R. Neil Schultz
of the Board, Semi-Retired Dentist      Secretary

Don Collette, Vice Chairman of the      John Duncan
General Manager and Chief Executive     Chief Financial Officer
Officer of McMinnville Electric
System

Robert Newman
Attorney

Dr. R. Neil Schultz
Retired Orthodontist

Dr. John T. Mason, III
Retired Professor of Chemical Engineering at
Tennessee Technological University

Earl Barr
Owner and Manager of Barr's, Inc.

                        DIRECTORS AND OFFICERS
                                 OF
                   SECURITY FEDERAL SAVINGS BANK OF
                           MCMINNVILLE, TN


Directors                               Officers
---------                               --------

Joe H. Pugh                             Joe H. Pugh
President and Chief Executive Officer   President and Chief Executive Officer

Dr. Franklin J. Noblin, Chairman of     Ray Talbert
the Board, Semi-Retired Dentist         Executive Vice President

Don Collette, Vice Chairman of the      Dr. R. Neil Schultz
Board, General Manager and Chief        Secretary
Executive Officer of McMinnville
Electric System                         John Duncan
                                        Vice President & Chief Financial
Robert Newman                           Officer
Attorney
                                        Nita Baggett
Dr. R. Neil Schultz                     Vice President
Retired Orthodontist
                                        Kenneth Martin
Dr. John T. Mason, III                  Senior Vice President
Retired Professor of Chemical
Engineering At Tennessee                Kenneth W. Smith
Technological University                Senior Vice President

Earl Barr                               Johnnie Hughes
Owner and Manager of Barr's, Inc.       Vice-President

                                        Shannon L. Haston
                                        Vice President

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

 Breyer & Associates PC
 Washington, D.C.


Transfer Agent

 Registrar and Transfer Company
 Cranford, New Jersey


                            ANNUAL MEETING

The annual meeting of the stockholders will be held Wednesday, April 21, 1999 at 2:00 p.m., Central Time, at the Bank's main office at 306 West Main Street, McMinnville, Tennessee.

                                Exhibit 21

                      Subsidiaries of the Registrant





Parent
______
Security Bancorp, Inc.

                                   Percentage             Jurisdiction or
Subsidiaries (a)                  of Ownership          State of Incorporation
________________                  ____________          ______________________
Security Federal Savings Bank
of McMinnville, TN                    100%                   United States

-----------------
(a) The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

                                Exhibit 23

                            Consent of Auditors

               [Housholder, Artman and Associates, P.C. Letterhead]


                          Independent Accountant's Consent
                          ________________________________

The Board of Directors and Stockholders
Security Bancorp, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-69573) of Security Bancorp, Inc. of our report dated February 8, 1999 appearing on page 13 of the 1998 Annual Report which report appears in the December 31, 1998 annual report on Form 10-KSB of Security Bancorp, Inc.

/s/Housholder, Artman and Associates, P.C.

Tullahoma, Tennessee
March 25, 1999

                                Exhibit 27
                         Financial Data Schedule

       This schedule contains financial information extracted from the consolidated financial statements of Security Bancorp, Inc. for the year ended December 31, 1998 and is qualified in its entirety by reference to such financial statements.

              Financial Data
              as of or for the year
Item Number   ended December 31, 1998   Item Description
___________   _______________________   ________________

9-03 (1)              2,581              Cash and due from Banks
9-03 (2)                  0              Interest-bearing deposits
9-03 (3)                  0              Federal funds sold - purchased
                                         securities for resale
9-03 (4)                  0              Trading account assets
9-03 (6)              3,376              Investment and mortgage backed
                                         securities held for sale
9-03 (6)              1,151              Investment and mortgage backed
                                         securities held to maturity -
                                         carrying value
9-03 (6)              1,159              Investment and mortgage backed
                                         securities held to maturity - market
                                         value
9-03 (7)             53,473              Loans
9-03 (7)(2)             620              Allowance for losses
9-03 (11)            63,425              Total assets
9-03 (12)            50,142              Deposits
9-03 (13)                 0              Short-term borrowings
9-03 (15)               795              Other liabilities
9-03 (16)             5,500              Long-term debt
9-03 (19)                 0              Preferred stock - mandatory
                                         redemption
9-03 (20)                 0              Preferred stock - no mandatory
                                         redemption
9-03 (21)                 4              Common stocks
9-03 (22)             6,985              Other stockholders' equity
9-03 (23)            63,425              Total liabilities and stockholders'
                                         equity
9-04 (1)              4,246              Interest and fees on loans
9-04 (2)                303              Interest and dividends on investments
9-04 (4)                 43              Other interest income
9-04 (5)              4,592              Total interest income
9-04 (6)              1,884              Interest on deposits
9-04 (9)              2,326              Total interest expense
9-04 (10)             2,266              Net interest income
9-04 (11)               285              Provision for loan losses
9-04 (13)(h)            215              Investment securities gains/(losses)
9-04 (14)             1,819              Other expenses
9-04 (15)               973              Income/loss before income tax
9-04 (17)               973              Income/loss before extraordinary
                                         items
9-04 (18)                 0              Extraordinary items, less tax
9-04 (19)                 0              Cumulative change in accounting
                                         principles
9-04 (20)               602              Net income or loss
9-04 (21)              1.50              Earnings per share - primary
9-04 (21)              1.50              Earnings per share - fully diluted
I.B. 5                 8.44              Net yield - interest earning assets -
                                         actual
III.C.1. (a)            377              Loans on non-accrual
III.C.1. (b)            185              Accruing loans past due 90 days or
                                         more
III.C.2. (c)               0             Troubled debt restructuring
III.C.2     0              0             Potential problem loans
IV.A.1                   339             Allowance for loan loss - beginning
                                         of period
IV.A.2                    16             Total chargeoffs
IV.A.3                    12             Total recoveries
IV.A.4                   620             Allowance for loan loss - end of
                                         period
IV.B.1                     0             Loan loss allowance allocated to
                                         domestic loans
IV.B.2                     0             Loan loss allowance allocated to
                                         foreign loans
IV.B.3                   620             Loan loss allowance - unallocated