Form 10QSB
period 1999-03-31
SECURITY BANCORP INC /TN
filed 1999-05-17
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

    For the quarterly period ended          March 31, 1999       .
                                   ------------------------------
    Transition report under Section 13 or 15(d) of the Exchange Act
---
    For the transition period from                     to
                                   -------------------    -----------------

Commission file number    0-22553
                       -------------

                          SECURITY BANCORP, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

              Tennessee                                     62-1682697
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

                306 West Main Street, McMinnville, TN  37110
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

                                 436,425 shares outstanding on April 30, 1999

Transitional Small Business Disclosure Format (check one):

         Yes          X  No
     ---             ---

                    Security Bancorp, Inc. and Subsidiary

                            McMinnville, Tennessee

                                     INDEX


PART I                                                           Page(s)

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1998 and March 31, 1999 . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three month periods
  ended March 31, 1998 and 1999. . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the three months ended March 31, 1998 and 1999 . . . . . . . . . 6

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 1.  Financial Statements

                   Security Bancorp, Inc. and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                  (in thousands except share information)


            ASSETS                              December 31,        March 31,
                                                    1998              1999

Cash & Noninterest earning deposits              $  2,581           $  4,437
Investment Securities:  held to maturity            1,151                950
   Available for sale                               3,376              3,187
Loans receivable, net                              53,473             54,288
Premises and equipment, net                         1,582              1,572
Federal Home Loan Bank stock                          591                601
Accrued interest receivable                           469                557
Prepaid expenses and other assets                     202                250
                                                 --------           --------
     TOTAL ASSETS                                $ 63,425           $ 65,842
                                                 ========           ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         $ 50,142           $ 52,505
FHLB Borrowings                                     5,500              5,500
Advances from Borrowers for property taxes
  & insurance                                          72                133
Accrued interest payable                               41                 34
Accrued expenses and other liabilities                319                218
Federal income taxes payable                          362                307
                                                 --------           --------
     Total Liabilities                             56,436             58,697

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
   issued and outstanding)                              4                  4
Paid-in capital                                     4,110              4,118
Treasury stock, at cost                              (295)              (295)
Retained earnings                                   3,257              3,432
Unrealized gain on securities available for sale,
   net of income taxes                                218                184
Employee Stock Ownership Plan (ESOP) borrowing       (305)              (298)
                                                 --------           --------
     Total stockholders' equity                     6,989              7,145
                                                 --------           --------
     Total Liabilities and stockholders' equity  $ 63,425           $ 65,842
                                                 ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Security Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                 (in thousands, except per share information)

                                                          For Three Months
                                                           Ended March 31,
                                                           1998       1999
INTEREST INCOME:
  Loans                                                  $    992  $   1,153
  Investments                                                  58         61
  Interest earning deposits                                     6          9
                                                         --------  ---------
     Total interest income                                  1,056      1,223

INTEREST EXPENSE:
Deposits                                                      436        546
Advances                                                      111         78
                                                         --------  ---------
  Interest Expense                                            547        624
  Provision for loan losses                                    15         34
                                                         --------  ---------
  Net interest income after
     provision for loan losses                                494        565

NON-INTEREST INCOME:
  Other                                                       128        281
                                                         --------  ---------
    Total non-interest income                                 128        281
NON-INTEREST EXPENSES
  Compensation                                                139        228
  Other employee benefits                                      51         81
  Net occupancy expense                                        85        127
  Deposit insurance premiums                                    6          6
  Data processing                                              39         43
  Other                                                        54         74
                                                         --------  ---------
    Total non-interest expenses                               374        559

    Income before income taxes                                248        287
Income tax expense                                             97        112
                                                         --------  ---------
    Net income                                                151        175
Other comprehensive income, net of tax:
  (See Note 4)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising for
      the three month period, before tax $53 for
      1998 and $(34) for 1999.                                 33        (21)
                                                         --------  ---------
      Comprehensive income                               $    184  $     154
                                                         ========  =========
Weighted average shares outstanding:
  (See Note 3)                                            403,257    402,170
  Basic earnings per share                               $    .37  $     .44

The accompanying notes are an integral part of these consolidated financial statements.

                   SECURITY BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Stockholders' Equity
                                (Unaudited)
                 (in thousands, except share information)

                                               Unrea-
                                               lized
                                               Gain on ESOP    Trea-
               Common Stock  Paid-in  Retained Securi- Borrow- sury
              Shares  Amount Capital  Earnings ties    ing     Stock   Total

Balance at
12/31/98      436,425   $4   $4,110   $3,257   $218   $(305)   $(295)  $6,989

Treasury
 Stock,
 at cost                --      --       --      --      --       --      --

Net Income              --      --       175     --      --       --      175
 Unrealized
 gain On
 securities
 Available
 for Sale, net
 of Income
 taxes                  --      --       --     (34)     --       --      (34)

Dividend                --      --       --      --      --       --      --

ESOP shares
 Earned                 --        8      --      --       7       --       15
                        --   ------   ------   ----   -----    -----   ------
Balance at
 3/31/99      436,425   $4   $4,118   $3,432   $184   $(298)   $(295)  $7,145
              =======   ==   ======   ======   ====   =====    =====   ======

The accompanying notes are an integral part of these consolidated financial statements.

                     Security Bancorp. Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                 Three months Ended March 31,
                                                     1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    151        $   175
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         19             20
  Dividend on FHLB stock                               (10)           (10)
  Provision for loan losses                             15             34
  (Increase) decrease in interest receivable           (51)           (88)
  (Increase) decrease in other assets                  (39)           (58)
  Increase (decrease) in accrued liabilities           (61)          (108)
  Increase (decrease) in income taxes payable         (136)           (84)
  Increase (decrease) in deferred taxes payable         49            (16)
  Sale of mortgage loans held for sale               3,536          3,960
  Originations of mortgage loans held for sale      (3,825)        (5,553)
                                                  --------        -------
  Total adjustments                                   (503)        (1,903)
                                                  --------        -------
Net cash provided by operating activities             (352)        (1,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments         (483)           810
  Purchase of:
    Available for sale - investment securities           -           (499)
    Held to maturity - investment securities          (493)             -
   Proceeds from maturities and repayments of:
    Available for sale - investment securities           -            550
    Held to maturity - mortgage-backed securities      141            201
    Available for sale - mortgage-backed securities      -             97
  Cash payments for the purchase of property           (15)           (10)
                                                  --------        -------
Net cash provided (used) by investing activities      (850)         1,149

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts        1,825          2,363
  Net increase (decrease) in escrow accounts            73             61
                                                  --------        -------
Net cash provided (used) by financing activities     1,898          2,424

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        696          1,845

CASH AND EQUIVALENTS, BEGINNING OF YEAR              1,896          2,592
                                                  --------        -------
CASH AND EQUIVALENTS, END OF PERIOD               $  2,592        $ 4,437
                                                  ========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                $    547        $   625
  Income taxes                                    $    157        $   160

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended March 31, 1998 and March 31, 1999 based upon weighted average common shares outstanding of 403,257 and 406,749, respectively.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On March 31, 1999, the loan had an outstanding balance of approximately $298,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three months ending March 31, 1999, compensation expense was approximately $15,000. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1999, the ESOP had 5,237 allocated shares and 29,677 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.  MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Savings Bank's Management Recognition and Development Plan (the "MRP"), effective on July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's stock options at date of grant. The options granted vest at the rate of 20% annually beginning at date of grant. The options granted in 1998 will expire in 2008. The number and weighted average fair value of the options on the grant date was 37,095 stock options at $17.25 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

At March 31, 1999, all options that had been granted had an exercise price of $17.25, of which 37,095 options are currently unexercisable and all options granted are outstanding at March 31, 1999.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP totaled $14,000 for the three months ended March 31, 1999.

8.  ASSET QUALITY

At March 31, 1999, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $828,000. As a percentage of net loans receivable at March 31, 1999, nonperforming loans were 1.5%. Total nonperforming assets as a percentage of total assets at March 31, 1999 were 1.3%.


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

Comparison of Financial Condition at December 31, 1998 and March 31, 1999

The Company's total consolidated assets increased by approximately $2.4 million or 3.8%, from $63.4 million at December 31, 1998 to $65.8 million at March 31, 1999. The increase in assets for the period was primarily attributable to an increase in loans receivable.

Loans receivable, net, were $54.3 million at March 31, 1999 compared to $53.5 million at December 31, 1998, a 1.5% increase. This increase was attributable to an increase in first mortgage residential loans of $200,000, an increase in commercial business and real estate loans of $200,000, and an increase in consumer loans of $400,000. The largest loan originated during this period was a commercial line of credit loan for $500,000 at 7.75% fixed rate for one year.

Deposits increased $2.4 million or 4.7%, from $50.1 million at December 31, 1998 to $52.5 million at March 31, 1999. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three months Ended March 31, 1998 and 1999

Net Income. Net income for the three months ended March 31, 1999 was $175,000 compared to $151,000 for the same quarter last year. The increase resulted from an increase in net interest income and non-interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.08% for the three months ended March 31, 1999.

Net Interest Income. Net interest income increased $71,000 or 14.4% from $494,000 for the three months ended March 31, 1998 to $565,000 for the three months ended March 31, 1999. The interest rate spread increased from 3.73% for three months ending March 31, 1998 to 4.12% for the three months ending March 31, 1999 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings declined from the period a year ago.

Total interest income increased $167,000 from $1,056,000 for the three months ended March 31, 1998 to $1,223,000 for the three months ended March 31, 1999. Interest on loans increased $161,000 or 16.2% as a result of a $8.3 million increase in average loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans.

Interest expense increased $77,000 from $547,000 for the three months ended March 31, 1998 to $624,000 for the three months ended March 31, 1999. The increase for the three months ending March 31, 1999 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses was $34,000 for the three months ended March 31,

1999 compared to $15,000 for the same period a year earlier. The higher provision for the three months ended March 31, 1999 was due to the corresponding large volume of loan originations. Management deemed the allowance for loan losses adequate at March 31, 1999.

Noninterest Income. Noninterest income increased 119.5% to $281,000 for the three months ended March 31, 1999 from $128,000 for the three months ended March 31, 1998. This increase is primarily due to gains from the sale of residential loans of $87,000. Noninterest income also increased as a result of management establishing a trust department that began operations in the third quarter of 1998. Revenues from the trust operations was $76,000 for the
three months ended March 31, 1999.   Additionally, noninterest income also
increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased 49.5% to $559,000 for the three months ended March 31, 1999 from $374,000 for the three months ended March 31, 1998. Compensation and benefits increased to $309,000 for the three months ended March 31, 1999 from $190,000 for the three months ended March 31, 1998 as a result of hiring additional personnel for the Trust Department and hiring a Senior Consumer Lending Officer. Compensation and benefits also increased as a result of the costs associated with the ESOP and MRP.
Occupancy and equipment expense increased to $127,000 for the three months ended March 31, 1999 from $85,000 for the same three months a year earlier as a result of increased depreciation expense. Data processing and other expenses increased to $117,000 for the three months ended March 31, 1999 from $93,000 for the three months ended March 31, 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and operation of the Trust Department.

Income Taxes. Income tax expense for the three months ending March 31, 1999 was $112,000 compared to $97,000 for the three months ending March 31, 1998. This increase was the result of pre-tax income increasing for the three months ending March 31, 1999.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1999, the Savings Bank's liquidity ratio was 12.27% (required ratio at that date was 4% pursuant to OTS regulations). At March 31, 1999, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.2 million and unfunded letters of credit of $672,000. At March 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at March 31, 1999. The Savings Bank had the following regulatory capital ratios at March 31, 1999:

                         Security Federal Savings Bank
                                  (Unaudited)


As of March 31, 1999       Actual          For Capital        Categorized as
                                        Adequacy Purposes  "Well Capitalized"1
                        Amount  Ratio    Amount   Ratio      Amount     Ratio

Total Capital
(to risk weighted
 assets)              $ 7,216  16.01%   $ 3,607   8.00%     $ 4,508    10.00%

Tier I Capital
(to risk weighted
 assets)                6,505  14.43%     1,803   4.00%       2,705     6.00%

Tier 1 Capital
(to adjusted total
 assets)                6,505   9.91%     1,970   3.00%       3,283     5.00%

Tangible Capital
(to tangible assets)    6,505   9.91%       985   1.50%         N/A      ---


(1)  As categorized under the OTS Prompt Corrective Action Provisions.

The Year 2000 Issue. As the Year 2000 approaches, a significant undertaking for all financial institutions exists in addressing the impact this event will have on information systems and overall operations as the consequences for noncompliance would be significant. The following discussion of the implications of the Year 2000 problem for the Savings Bank contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Savings Bank plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors.

The Savings Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Savings Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Savings Bank.

During fiscal 1998, the Savings Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Savings Bank for the new millennium. As recommended by OTS, the Plan encompasses the following phases:

     1. Awareness-Educational initiatives on Year 2000 issues and concerns. This phase is complete.

     2. Assessment-Develop a plan, identify and evaluate all vital systems of the Bank. This phase was completed as of June 30, 1998.

     3. Renovation-Upgrade or replace any critical system that is non-Year 2000 compliant. This phase was completed as of December 31, 1998.

     4. Validation-Testing all critical systems and third-party vendors for Year 2000 compliance. The Savings Bank is nearly complete with this phase of its plan and has replaced all in-house equipment with Year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Year 2000 compliant. The Savings Bank is relying on the results of proxy testing by its third-party service bureau for certain date sensitive testing. The validation phase is targeted for completion by April 30, 1999.

     5. Implementation-Placement of renovated systems on-line. As the Savings Bank completes the validation phase, it expects to determine any necessary remaining remedial actions and provide for their implementation. The Savings Bank has already implemented a new Year 2000 compliant computerized teller system and has verified the Year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Implementation-Placement phase is targeted for completion by June 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Savings Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $25,000, of which $14,000 has been incurred as of March 31, 1999.

The Savings Bank is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Savings Bank, such as customers, vendors, payment system providers and other financial institutions makes it possible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Savings Bank.

PART II.                      OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5.  Other Information
         -----------------

None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         Exhibits
         --------
         3.1  Charter of Security Bancorp, Inc.*
         3.2  Bylaws of Security Bancorp, Inc.*
         10.1 Employment Agreement with Joe H. Pugh**
         10.2 Severance Agreement with John W. Duncan**
         10.3 Severance Agreement with Ray Talbert**
         10.4 Severance Agreement with Kenneth W. Smith*****
         10.5 Severance Agreement with Shannon L. Haston*****
         10.6 Security Federal Savings Bank of McMinnville, TN
                401(k) Plan*
         10.7 Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan***
         10.8 Security Bancorp, Inc. Management Recognition and Development Plan****
         10.9 Security Bancorp, Inc. 1998 Stock Option Plan****
         27   Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

         ----------------------
         * Incorporated by reference to Registrant's Registration
           Statement on Form SB-2, as amended (File No. 333-6670)
        ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1997.
       *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
     **** Incorporated by reference to Registrant's Annual Meeting Proxy Statement dated March 16, 1998.
    ***** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Security Bancorp, Inc.


Date: May 13, 1999             By /s/ Joe H. Pugh
                               Joe H. Pugh
                               President and Chief Executive Officer


                               Security Bancorp, Inc.


Date: May 13, 1999             By /s/ John W. Duncan
                               John W. Duncan
                               Chief Financial Officer