Form 10QSB
period 1999-06-30
SECURITY BANCORP INC /TN
filed 1999-08-13
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934


  For the quarterly period ended                      June 30, 1999         .
                                          ------------------------------------

    Transition report under Section 13 or 15(d) of the Exchange Act
---

  For the transition period from ________________ to ____________________


Commission file number        0-22553
                           -------------

                             SECURITY BANCORP, INC.
------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

            Tennessee                                    62-1682697
--------------------------------                    --------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

                   306 West Main Street, McMinnville TN  37110
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                          436,425 shares outstanding on July 31, 1999

Transitional Small Business Disclosure Format (check one):

          Yes                  X  No
      ---                     ---

                       SECURITY BANCORP, INC. AND SUBSIDIARY

                               MCMINNVILLE, TENNESSEE

                                       INDEX


PART I                                                              PAGE(S)
______

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1998 and June 30, 1999...............................3

Consolidated Statements of Income (Unaudited)
  for the three and six month periods
  ended June 30, 1998 and 1999............................................4

Consolidated Statements of Stockholders' Equity (Unaudited)...............5
  for the six month period ended June 30, 1999

Consolidated Statements of Cash Flows - (Unaudited)
  for the three and six months ended June 30, 1998 and 1999...............6

Notes to (Unaudited) Consolidated Financial Statements..................7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................9-15


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings................................................16

Item 2. Changes in Securities and Use of Proceeds........................16

Item 3. Defaults Upon Senior Securities..................................16

Item 4. Submission of Matters to a Vote of Security Holders..............16

Item 5. Other Information................................................16

Item 6. Exhibits and Reports on Form 8-K.................................16

Signatures...............................................................17

ITEM 1.  FINANCIAL STATEMENTS

                       SECURITY BANCORP, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                                    (Unaudited)
                      (in thousands except share information)

                        ASSETS                      December 31,     June 30,
                                                          1998        1999

Cash & noninterest earning deposits                   $   2,581  $    5,334
Investment Securities: held to maturity                   1,151         276
   Available for sale                                     3,376       5,526
Loans receivable, net                                    53,473      54,863
Premises and equipment, net                               1,582       1,567
Federal Home Loan Bank stock                                591         611
Accrued interest receivable                                 469         541
Repossessed assets                                           --         213
Prepaid expenses and other assets                           202         258
                                                      ---------    --------
     Total Assets                                      $ 63,425    $ 69,189
                                                      =========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                $50,142    $ 55,579
FHLB borrowings                                           5,500       5,500
Advances from borrowers for property taxes & insurance       72         336
Accrued interest payable                                     41          29
Accrued expenses and other liabilities                      319         308
Federal income taxes payable                                362         176
                                                       --------    --------
     Total Liabilities                                   56,436      61,928

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
   issued and outstanding)                                    4           4
Paid-in capital                                           4,110       4,126
Treasury stock, at cost                                    (295)       (295)
Retained earnings                                         3,257       3,596
Unrealized gain on securities available for sale,
    net of income taxes                                     218         121
Employee Stock Ownership Plan (ESOP) borrowing             (305)       (291)
                                                       ---------   ---------
     Total stockholders' equity                           6,989       7,261
                                                       --------    --------

     Total Liabilities and Stockholders' Equity        $ 63,425    $ 69,189
                                                       ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Income
                                    (Unaudited)
                    (in thousands, except per share information)

                                For Three Months             For Six Months
                                 Ended June 30,              Ended June 30,
                                 1998        1999             1998       1999

INTEREST INCOME:
  Loans                        $1,007      $1,179          $ 1,999     $2,333

  Investments                      58          65              117        127
  Interest earning deposits         8          28               13         38
                                -----      ------          -------     ------

     Total interest income      1,073       1,272            2,129      2,498

INTEREST EXPENSE:
Deposits                          453         549              888      1,095

FHLB borrowings                   104          78              216        156
                                  ---         ---            -----       ----
  Interest expense                557         627            1,104      1,251
  Provision for loan losses        15          30               30         64
                                  ---         ---            -----      -----
    Net interest income after
    provision for loan losses     501         615              995      1,183

NON-INTEREST INCOME:
Other                             129         244              257        525
                                  ---         ---             ----       ----
    Total non-interest income     129         244              257        525
NON-INTEREST EXPENSES
Compensation                      146         245              285        473
Other employee benefits            46          80               97        161
Net occupancy expense              72          87              157        171
Deposit insurance premiums          6           7               11         13
Data processing                    39          48               79         91
Other                              89         128              143        245
                                  ---         ---              ---        ---
    Total non-interest expenses   398         595              772      1,154

    Income before income taxes    232         264              480        554
Income tax expense                 91         103              188        215
                                  ---         ---              ---        ---

     Net income                   141         161              292        339
Other comprehensive income,
 net of tax:  (See Note 4)
  Unrealized gains (losses)
   on securities:
    Unrealized holding gains
     (losses) arising for the
     three month period,
     before tax $(2) for 1998
     and $(101) for 1999, and
     for the six month period,
     before tax $51 for 1998
     and $(156) for 1999.          (1)        (63)              32        (97)
                                  ---        ----              ---       ----

    Comprehensive income         $140         $98             $324       $242
                                 ====        ====             ====       ====

Weighted average shares
 outstanding:                 403,257     408,495          403,257    408,495
    Basic earnings
     per share                   $.35        $.40             $.72       $.82

The accompanying notes are an integral part of these consolidated financial statements.


                       SECURITY BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Stockholders' Equity
                                    (Unaudited)
                      (in thousands, except share information)


                                                         Unrealized
                     Common Stock     Paid-in   Retained   Gain on     ESOP     Treasury
                    Shares   Amount   Capital   Earnings  Securities  Borrowing   Stock      Total
Balance
 at
 12/31/98           436,425    $4     $4,110    $3,257     $218      $ (305)      $(295)     $6,989

Treasury
 Stock,
 at cost                       --         --        --       --         --          --          --

Net Income                     --         --       339       --         --          --         339

Unrealized
 gain On
 securities
 Available
 for Sale,
 net of
 Income
 taxes                         --         --        --      (97)        --          --         (97)

  Dividend                     --         --        --       --         --          --          --

ESOP
 shares
 Earned                        --         16        --       --         14          --          30
                               --         --        --       --         --          --          --

Balance
 at
 6/30/99            436,425    $4     $4,126    $3,596     $121      $(291)      $(295)     $7,261
                    =======    ==     ======    ======     ====      =====       =====      ======

The accompanying notes are an integral part of these consolidated financial statements.



                        SECURITY BANCORP. INC. AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                   (in thousands)

                                                Six months Ended June  30,
                                                              1998   1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 292     $ 336
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  38        41
  Dividend on FHLB stock                                        (20)      (20)
  Provision for loan losses                                      30        64
  (Increase) decrease in interest receivable                    (71)      (72)
  (Increase) decrease in other assets                           (34)     (269)
  Increase (decrease) in accrued
liabilities                                                     (98)      (23)
  Increase (decrease) in income taxes payable                    (3)     (150)
  Increase (decrease) in deferred taxes payable                  48       (85)
  Sale of mortgage loans held for sale                        2,509     5,996
  Originations of mortgage loans held for sale               (2,616)   (6,652)
                                                             ------    -------
  Total adjustments                                            (217)   (1,170)
                                                             ------    -------
Net cash provided by operating activities                        75      (834)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments                (1,569)     (703)
  Purchase of:
    Available for sale - investment securities                   --    (2,975)
    Held to maturity - investment securities                 (1,643)       --
   Proceeds from maturities and repayments of:
    Held to maturity - investment securities                  1,000       650
    Available for sale -  investment securities                  --       550
    Held to maturity - mortgage-backed securities               360       227
    Available for sale - mortgage-backed securities              --       162
  Cash payments for the purchase of property                    (25)      (25)
                                                             ------    -------
Net cash provided (used) by investing activities             (1,877)   (2,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                 2,883     5,437
  Net increase (decrease) in escrow accounts                    131       264
                                                             ------    -------
Net cash provided (used) by financing activities              3,014     5,701

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               1,212     2,753

CASH AND EQUIVALENTS, BEGINNING OF YEAR                       1,896     2,581
                                                              -----     -----

CASH AND EQUIVALENTS, END OF PERIOD                          $3,108    $5,334
                                                             ======    ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                          $1,104    $ 1,251
  Income taxes                                              $  206    $   340

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three and six months ended June 30, 1998 and June 30, 1999 based upon weighted average common shares outstanding of 403,257 and 408,495, respectively.

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

The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations. An annual cash dividend of 25 cents per share was declared for shareholders of record as of the close of business on May 31, 1999. The cash dividend was paid on July 1, 1999 and represented the second dividend since becoming a public company.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On June 30, 1999, the loan had an outstanding balance of approximately $291,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and six months ending June 30, 1999, compensation expense was approximately $16,000 and $31,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1999, the ESOP had 5,237 allocated shares and 29,677 unallocated shares.

The ESOP administrators have determined dividends on unallocated shares will be used for debt service. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.  MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Savings Bank's Management Recognition and Development Plan (the "MRP"), effective July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's stock options at date of grant. The options granted in 1998 vest at the rate of 20% annually beginning at date of grant and will expire in 2008. The number and weighted average fair value of the options on the grant date was 37,095 stock options at $17.25 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

At June 30, 1999, all options that had been granted had an exercise price of $17.25, of which 37,095 options are currently unexercisable and all options granted are outstanding at June 30, 1999.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP were $14,000 and $28,000, respectively, for the three and six months ended June 30, 1999.

8.  ASSET QUALITY

At June 30, 1999, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $398,000. As apercentage of net loans receivable at June 30, 1999, nonperforming loans were
 .7%. Total nonperforming assets as a percentage of total assets at June 30, 1999 were .9%.


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

Comparison of Financial Condition at December 31, 1998 and June 30, 1999

The Company's total consolidated assets increased by approximately $5.8 million or 9.1%, from $63.4 million at December 31, 1998 to $69.2 million at June 30, 1999. The increase in assets for the period was primarily attributable to an increase in loans receivable and investment securities.

Loans receivable, net, were $54.9 million at June 30, 1999 compared to $53.5 million at December 31, 1998, a 2.6% increase. This increase was attributable to an increase in first mortgage residential loans of $200,000, an increase in commercial business and real estate loans of $400,000, and an increase in consumer loans of $800,000. The largest loan originated during this period was a commercial line of credit loan for $500,000 at a fixed rate of 7.75% for one year.

Deposits increased $5.4 million or 10.8%, from $50.1 million at December 31, 1998 to $55.6 million at June 30, 1999. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three months Ended June 30, 1998 and 1999

NET INCOME. Net income for the three months ended June 30, 1999 was $161,000 compared to $141,000 for the same quarter last year. The increase resulted from an increase in net interest income and non-interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was .95% for the three months ended June 30, 1999.

NET INTEREST INCOME. Net interest income increased $114,000 or 22.8% from $501,000 for the three months ended June 30, 1998 to $615,000 for the three months ended June 30, 1999. The interest rate spread increased from 3.78% for three months ending June 30, 1998 to 4.08% for the three months ending June 30, 1999 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings declined from the period a year ago.

Total interest income increased $199,000 from $1.1 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. Interest on loans increased $172,000 or 17.1% from $1.0 million for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999 as a result of a $10.2 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans.

Interest expense increased $70,000 from $557,000 for the three months ended June 30, 1998 to $627,000 for the three months ended June 30, 1999. The increase for the three months ending June 30, 1999 was the result of an increase in the average balance of deposits, which were used to fund loan demand and investment securities.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $30,000 for the three months ended June 30, 1999 compared to $15,000 for the same period a year earlier. The higher provision for the three months ended June 30, 1999 was due to the corresponding increase in loans outstanding. Management deemed the allowance for loan losses adequate at June 30, 1999.

NONINTEREST INCOME. Noninterest income increased 89.1% to $244,000 for the three months ended June 30, 1999 from $129,000 for the three months ended June 30, 1998. Noninterest income increased as a result of management establishing a trust department that began operations in the third quarter of fiscal 1998. Revenues from the trust operations was $77,000 for the three months ended June 30, 1999. Additionally, noninterest income also increased as a result of increased mortgage servicing income on loans sold, gains from the sale of residential loans, and increased service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expense increased 49.5% to $595,000 for the three months ended June 30, 1999 from $398,000 for the three months ended June 30, 1998. Compensation and benefits increased to $325,000 for the three months ended June 30, 1999 from $192,000 for the three months ended June 30, 1998 as a result of hiring additional personnel for the trust department and hiring a Senior Consumer Lending Officer. Compensation and benefits also increased as a result of the costs associated with the ESOP and MRP. Data Processing and other expenses increased to $176,000 for the three months ended June 30, 1999 from $128,000 for the three months ended June 30, 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and the operation of the trust department.

INCOME TAXES. Income tax expense for the three months ending June 30, 1999 was $103,000 compared to $91,000 for the three months ending June 30, 1998. This increase was the result of pre-tax income increasing for the three months ending June 30, 1999.

Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1999.

NET INCOME. Net income for the six months ended June 30, 1999 was $339,000 compared to $292,000 for the six months ended June 30, 1998, a 15.1% increase. The increase resulted from an increase in net interest income and noninterest income, offset to a lesser degree by an increase in other expenses. The return on average assets was 1.01% for the six months ended June 30, 1999 compared to 1.11% for the six months ended June 30, 1998.

NET INTEREST INCOME. Net interest income increased 18.6% to $1.2 million for the six months ended June 30, 1999 from $995,000 for the six months ended June 30, 1998 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 17.3% to $2.5 million for the six months ended June 30, 1999 from $2.1 million for the same period a year ago as a result of an increase in the average balance of, and average yield on, loans receivable. The average balance on loans receivable increased to $54.2 million from $44.0 million. The increases was attributable to the substantial increase in first mortgage residential loans, commercial business, and consumer loans.

Interest expense increased 13.3% to $1.2 million for the six months ended June 30, 1999 from $1.1 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand and investment securities.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the six month periods ended June 30, 1999 and 1998 was $64,000 and $30,000, respectively. Historically, management has emphasized the company's loss expense over other factors in establishing provisions for loan losses. The higher provision for the six months ended June 30, 1999 was due to the corresponding increase in loans outstanding. Management deemed the allowance for loan losses adequate at June 30, 1999.

NONINTEREST INCOME. Noninterest income increased 104.3% to $525,000 for the six months ended June 30, 1999 from $257,000 for the same period a year ago. This increase is primarily due to gains from the sale of residential loans of $112,000 and revenues from trust operations of $153,000 for the six months ended June 30, 1999. Additionally, Noninterest income increased as a result of increase mortgage servicing income on loans sold and increased service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses increased 49.5% to $1.2 million for the six months ended June 30, 1999 from $772,000 for the six months ended June 30, 1998. Compensation and benefits increased to $634,000 for the six months ended June 30, 1999 from $382,000 for the six months ended June 30, 1998 primarily as a result of hiring additional personnel for the trust department and hiring a Senior Consumer Lending Officer. Compensation and benefits also increased as a result of costs associated with the ESOP and MRP. Data Processing and other expenses increased to $336,000 for the six months ended June 30, 1999 from $222,000 for the six months ended June 30, 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and the operation of the trust department.

INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 1999 was $215,000 compared to $188,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $71,000 for the six months ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1999, the Savings Bank's liquidity ratio was 17.00% (required atio at that date was 4% pursuant to OTS regulations). At June 30, 1999, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.7 million and unfunded letters of credit of $541,000. At June 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at June 30, 1999. The Savings Bank had the following regulatory capital ratios at June 30, 1999:

                                                   SECURITY FEDERAL SAVINGS BANK
                                                             (Unaudited)

AS OF JUNE 30, 1999                     ACTUAL                 FOR CAPITAL             CATEGORIZED AS
                                                            ADEQUACY PURPOSES      "WELL CAPITALIZED"(1)
                                   AMOUNT    RATIO           AMOUNT    RATIO          AMOUNT    RATIO

Total Capital
(to risk weighted assets)         $ 7,397    15.70%         $ 3,770     8.00%        $ 4,712    10.00%

Tier I Capital
(to risk weighted assets)           6,686    14.19%           1,885     4.00%          2,827     6.00%

Tier 1 Capital
(to adjusted total assets)          6,686     9.68%           2,072     3.00%          3,453     5.00%

Tangible Capital
(to tangible assets)                6,686     9.68%           1,036     1.50%            N/A       ---


(1)As categorized under the OTS Prompt Corrective Action Provisions.



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

      4. Validation-Testing all critical systems and third-party vendors for Year 2000 compliance. The Savings Bank has completed this phase of its plan and has replaced all in-house equipment with Year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Year 2000 compliant. The Savings Bank is relying on the results of proxy testing by its third-party service bureau for certain date sensitive testing. The validation phase was completed as of April 30, 1999.

      5. Implementation-Placement of renovated systems on-line. The Savings Bank has already implemented a new Year 2000 compliant computerized teller system and has verified the Year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Implementation-Placement phase was completed as of June 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Savings Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $30,000, of which $26,000 has been incurred as of June 30, 1999.

The Savings ank has developed remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

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

PART II.                      OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

From time to time, the Company and any subsidiaries ay be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Insert A

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

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                            Insert A

The Annual Meeting of Stockholders of Security Bancorp, Inc. was held on April 21, 1999. The results of the vote on the election of directors, the only matter presented at the meeting, is a follows:

The following individuals were elected as directors, each to serve for a three-year term:

                                  For                     Withheld
                         ______________________      ______________________
                          No. of                     No. of
                          Votes     Percentage       Votes       Percentage
                         _______    __________       ______      __________

Robert W. Newman         320,681       99.8           500          .2

Donald R. Collette       320,681       99.8           500          .2

Franklin J. Noblin       320,681       99.8           500          .2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SECURITY BANCORP, INC.




Date:  August 12, 1999    By /s/ Joe H. Pugh
                          Joe H. Pugh
                          President and Chief Executive Officer


                        SECURITY BANCORP, INC.




Date:  August 12, 1999    By /s/ John W. Duncan
                          John W. Duncan
                          Chief Financial Officer