Form 10QSB
period 1999-09-30
SECURITY BANCORP INC /TN
filed 1999-11-15
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

  For the quarterly period ended      September  30, 1999       .
                                 -------------------------------

--- Transition report under Section 13 or 15(d) of the Exchange Act

  For the transition period from                   to
                                 -----------------    --------------

Commission file number      0-22553
                         -------------

                             SECURITY BANCORP, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

            Tennessee                                        62-1682697
---------------------------------------              -------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

                  306 West Main Street, McMinnville, TN  37110
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

                        436,425 shares outstanding on October 31, 1999

Transitional Small Business Disclosure Format (check one):


             Yes     X    No
      -----        -----

                   Security Bancorp, Inc. and Subsidiary

                           McMinnville, Tennessee

                                    INDEX


PART I                                                               Page(s)

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1998 and September 30, 1999...................... 3

Consolidated Statements of Income (Unaudited)
  for the three and nine month periods
  ended September 30, 1998 and 1999................................... 4

Consolidated Statements of Stockholders' Equity (Unaudited)........... 5
  for the nine month period ended September 30, 1999

Consolidated Statements of Cash Flows - (Unaudited)
  for the three and nine months ended September 30, 1998 and 1999..... 6

Notes to (Unaudited) Consolidated Financial Statements ............. 7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.....................9-15


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings............................................ 16

Item 2. Changes in Securities and Use of Proceeds.................... 16

Item 3. Defaults Upon Senior Securities.............................. 16

Item 4. Submission of Matters to a Vote of Security Holders.......... 16

Item 5. Other Information............................................ 16

Item 6. Exhibits and Reports on Form 8-K............................. 16

Signatures .......................................................... 17

ITEM 1.  Financial Statements

                    Security Bancorp, Inc. and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                 (in thousands except share information)


            ASSETS                                December 31,   September 30,
                                                      1998           1999

Cash & noninterest earning deposits               $   2,581      $   3,283
Investment Securities: held to maturity               1,151            251
   Available for sale                                 3,376          7,393
Loans receivable, net                                53,473         57,594
Premises and equipment, net                           1,582          1,553
Federal Home Loan Bank stock                            591            622
Accrued interest receivable                             469            548
Repossessed assets                                       --            219
Prepaid expenses and other assets                       202            259
                                                   --------       --------
   Total Assets                                    $ 63,425       $ 71,722
                                                   ========       ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                            $50,142       $ 56,554
FHLB borrowings                                       5,500          6,900
Advances from borrowers for property taxes
  & insurance                                            72            416
Accrued interest payable                                 41             43
Accrued expenses and other liabilities                  319            363
Federal income taxes payable                            362            148
                                                   --------       --------
     Total Liabilities                               56,436         64,424

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
  issued and outstanding)                                 4              4
Paid-in capital                                       4,110          4,135
Treasury stock, at cost                                (295)          (295)
Retained earnings                                     3,257          3,639
Unrealized gain on securities available for sale,
  net of income taxes                                   218             92
Employee Stock Ownership Plan (ESOP) borrowing         (305)          (277)
                                                   --------       --------
     Total stockholders' equity                       6,989          7,298
                                                   --------       --------
     Total Liabilities and Stockholders' Equity    $ 63,425       $ 71,722
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.
                                          3

                    Security Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                                  (Unaudited)
                (in thousands, except per share information)

                                    For Three Months        For Nine Months
                                   Ended September 30,    Ended September 30,
                                   1998          1999     1998          1999
INTEREST INCOME:
  Loans                           $1,058        $1,199    $3,064      $3,538
  Investments                         66            97       183         223
  Interest earning deposits            9            22        23          54
                                  ------        ------    ------      ------
     Total interest income         1,133         1,318     3,270       3,815

INTEREST EXPENSE:
Deposits                             478           593     1,366       1,690
FHLB borrowings                      107            80       323         237
                                  ------        ------    ------      ------
  Interest expense                   585           673     1,689       1,927
  Provision for loan losses           15            62        45         126
                                  ------        ------    ------      ------
    Net interest income after
    provision for loan losses        533           583     1,536       1,762

NON-INTEREST INCOME:
Other                                203           277       460         802
                                  ------        ------    ------      ------
    Total non-interest income        203           277       460         802
NON-INTEREST EXPENSES
Compensation                         187           251       472         724
Other employee benefits               69            81       166         242
Net occupancy expense                 66            68       223         239
Deposit insurance premiums             6             7        17          20
Data processing                       38            54       117         145
Other                                135           146       286         391
                                  ------        ------    ------      ------
    Total non-interest expenses      501           607     1,281       1,761

    Income before income taxes       235           253       715         803
Income tax expense                    92            97       280         312
                                  ------        ------    ------      ------
     Net income                      143           156       435         491
Other comprehensive income,
 net of tax:
 (See Note 4)
  Unrealized gains (losses) on
  securities:
   Unrealized holding gains
     (losses) arising for the
     three month period, before
     tax $27 for 1998 and $(46)
     for 1999, and for the nine
     month period, before tax $77
     for 1998 and $(160) for 1999.    17           (29)       48         (99)
                                  ------        ------    ------      ------
        Comprehensive income      $  160        $  127    $   483     $  392
                                  ======        ======    ======      ======
Weighted average shares
outstanding:                     406,618       410,110   406,618     410,110
  Basic earnings per share          $.36          $.38     $1.07       $1.20

The accompanying notes are an integral part of these consolidated financial statements.

                                      SECURITY BANCORP, INC. AND SUBSIDIARY
                                Consolidated Statements of Stockholders' Equity
                                                    (Unaudited)
                                    (in thousands, except share information)



                                                              Unrealized
                          Common Stock     Paid-in   Retained   Gain on     ESOP     Treasury
                         Shares  Amount    Capital   Earnings  Securities  Borrowing   Stock      Total

Balance at 12/31/98   436,425     $4      $4,110     $3,257      $218       $(305)    $(295)     $6,989

Treasury Stock,
  at cost                         --           --         --        --         --        --          --

Net Income                        --           --        491        --         --        --         491


Unrealized gain
 On securities
 Available for
 Sale, net of
 Income taxes                     --           --         --      (126)        --        --        (126)


Dividend                          --           --       (109)       --         --        --        (109)


ESOP shares
 Earned                           --           25         --        --         28        --          53
                                ----       ------     ------     -----      -----     -----      ------

Balance at 9/30/99    436,425   $  4       $4,135     $3,639     $  92      $(277)    $(295)     $7,298
                      =======   ====       ======     ======     =====      =====     =====      ======

         The accompanying notes are an integral part of these consolidated financial statements.

                                                        5

                    Security Bancorp. Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (in thousands)

                                              Nine months Ended September 30,
                                                     1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $   435        $   491
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         57             62
  Dividend on FHLB stock                               (30)           (32)
  Provision for loan losses                             45            126
  (Increase) decrease in interest receivable          (160)           (79)
  (Increase) decrease in other assets                 (106)          (276)
  Increase (decrease) in accrued liabilities            47             90
  Increase (decrease) in income taxes payable          (25)          (159)
  Increase (decrease) in deferred taxes payable         58           (103)
  Sale of mortgage loans held for sale               8,864          7,733
  Originations of mortgage loans held for sale      (9,348)        (8,776)
                                                    ------         ------
  Total adjustments                                   (598)        (1,414)
                                                    ------         ------
Net cash provided by operating activities             (163)          (923)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments       (5,177)        (3,527)
  Purchase of:
    Available for sale - investment securities           -         (4,461)
    Held to maturity - investment securities        (3,134)             -
   Proceeds from maturities and repayments of:
    Held to maturity   investment securities         2,500            650
    Available for sale -  investment securities        450            550
    Held to maturity - mortgage-backed securities      532            249
    Available for sale - mortgage-backed securities      -            241
  Cash payments for the purchase of property          (541)           (33)
                                                    ------         ------
Net cash provided (used) by investing activities    (5,370)        (6,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts        6,575          6,525
  Net increase (decrease) in escrow accounts           329            140
  Proceeds from FHLB advances                            -          1,400
  Treasury stock purchased                            (295)             -
  Payment of cash dividend                            (109)          (109)
                                                    ------         ------
Net cash provided (used) by financing activities     6,500          7,956

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        967            702

CASH AND EQUIVALENTS, BEGINNING OF YEAR              1,896          2,581
                                                    ------         ------
CASH AND EQUIVALENTS, END OF PERIOD                 $2,863         $3,283
                                                    ======         ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                  $1,689         $1,924
  Income taxes                                      $  273         $  430

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three and nine months ended September 30, 1998 and September 30, 1999 based upon weighted average common shares outstanding of 406,618 and 410,110, respectively.

4.  COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

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

The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations. An annual cash dividend of 25 cents per share was paid to shareholders of record as of the close of business on May 31, 1999. The cash dividend was paid on July 1, 1999 and represented the second dividend since becoming a public company.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1999, the loan had an outstanding balance of approximately $277,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and nine months ending September 30, 1999, compensation expense was approximately $16,000 and $47,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1999, the ESOP had 5,237 allocated shares and 29,677 unallocated shares.

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

At September 30, 1999, all options that had been granted had an exercise price of $17.25, of which 37,095 options are currently unexercisable and all options granted are outstanding at September 30, 1999.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP were $14,000 and $42,000, respectively, for the three and nine months ended September 30, 1999.

8.  ASSET QUALITY

At September 30, 1999, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $337,000. As a percentage of net loans receivable at September 30, 1999, nonperforming loans were .6%. Total nonperforming assets as a percentage of total assets at September 30, 1999 were .8%.

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

Comparison of Financial Condition at December 31, 1998 and September 30, 1999

The Company's total consolidated assets increased by approximately $8.3 million or 13.1%, from $63.4 million at December 31, 1998 to $71.7 million at September 30, 1999. The increase in assets for the period was primarily attributable to an increase in loans receivable and investment securities.

Loans receivable, net, were $57.6 million at September 30, 1999 compared to $53.5 million at December 31, 1998, a 7.7% increase. This increase was attributable to an increase in first mortgage residential loans of $1.9 million, an increase in commercial business and real estate loans of $600,000, and an increase in consumer loans of $1.6 million. The largest loan originated during this period was a commercial line of credit loan for $500,000 at a fixed rate of 7.75% for one year.

Deposits increased $6.5 million or 12.8%, from $50.1 million at December 31, 1998 to $56.6 million at September 30, 1999. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1999

Net Income. Net income for the three months ended September 30, 1999 was $156,000 compared to $143,000 for the same quarter last year. The increase resulted from an increase in net interest income and non-interest income, offset to a lesser degree by an increase in other expenses. The return on average assets was .89% for the three months ended September 30, 1999.

Net Interest Income. Net interest income increased $50,000 or 9.4% from $533,000 for the three months ended September 30, 1998 to $583,000 for the three months ended September 30, 1999. The interest rate spread increased from 3.91% for three months ending September 30, 1998 to 4.07% for the three months ending September 30, 1999 as a result of the weighted average rate of deposits and borrowings declining from the period a year ago.

Total interest income increased $185,000 from $1.1 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. Interest on loans increased $141,000 or 13.3% from $1.0 million for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999 as a result of a $8.9 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans.

Interest expense increased $88,000 from $585,000 for the three months ended September 30, 1998 to $673,000 for the three months ended September 30, 1999. The increase for the three months ending September 30, 1999 was the result of an increase in the average balance of deposits, which were used to fund loan demand and investment securities.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses was $62,000 for the three months ended September 30, 1999 compared to $15,000 for the same period a year earlier. The higher provision for the three months ended September 30, 1999 was due to the corresponding increase in loans outstanding. Management deemed the allowance for loan losses adequate at September 30, 1999.

Noninterest Income. Noninterest income increased 36.5% to $277,000 for the three months ended September 30, 1999 from $203,000 for the three months ended September 30, 1998. Noninterest income increased as a result of management establishing a trust department that began operations in the third quarter of fiscal 1998. Revenues from the trust operations was $81,000 for the three
months ended September 30, 1999.   Additionally, noninterest income also
increased as a result of increased mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased 21.2% to $607,000 for the three months ended September 30, 1999 from $501,000 for the three months ended September 30, 1998. Compensation and benefits increased to $332,000 for the three months ended September 30, 1999 from $256,000 for the three months ended September 30, 1998 as a result of hiring additional personnel for the trust department and hiring a Senior Consumer Lending Officer. Data Processing and other expenses increased to $200,000 for the three months ended September 30, 1999 from $173,000 for the three months ended September 30, 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and the operation of the trust department.

Income Taxes. Income tax expense for the three months ending September 30, 1999 was $97,000 compared to $92,000 for the three months ending September 30, 1998. This increase was the result of pre-tax income increasing for the three months ending September 30, 1999.

Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1999.

Net Income. Net income for the nine months ended September 30, 1999 was $491,000 compared to $435,000 for the nine months ended September 30, 1998, a 12.9% increase. The increase resulted from an increase in net interest income and noninterest income, offset to a lesser degree by an increase in other expenses. The return on average assets was .96% for the nine months ended September 30, 1999 compared to 1.09% for the nine months ended September 30, 1998.

Net Interest Income. Net interest income increased 14.7% to $1.8 million for the nine months ended September 30, 1999 from $1.5 million for the nine months ended September 30, 1998 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased 16.7% to $3.8 million for the nine months ended September 30, 1999 from $3.3 million for the same period a year ago as a result of an increase in the average balance of, and average yield on, loans receivable. The average balance on loans receivable increased to $55.5 million from $45.9 million. The increases was attributable to the substantial increase in first mortgage residential loans, commercial business, and consumer loans.

Interest expense increased 14.1% to $1.9 million for the nine months ended September 30, 1999 from $1.7 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand and investment securities.

Provision for Loan Losses. The provision for loan losses for the nine month periods ended September 30, 1999 and 1998 was $126,000 and $45,000, respectively. Historically, management has emphasized the Company's loss expense over other factors in establishing provisions for loan losses. The higher provision for the nine months ended September 30, 1999 was due to the corresponding increase in loans outstanding. Management deemed the allowance for loan losses adequate at September 30, 1999.

Noninterest Income. Noninterest income increased 74.4% to $802,000 for the nine months ended September 30, 1999 from $460,000 for the same period a year ago. This increase is primarily due to gains from the sale of residential loans of $172,000 and revenues from trust operations of $234,000 for the nine months ended September 30, 1999. Additionally, noninterest income increased as a result of increase mortgage servicing income on loans sold and increased service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased 37.5% to $1.8 million for the nine months ended September 30, 1999 from $1.3 million for the ni ne months ended September 30, 1998. Compensation and benefits increased to $966,000 for the nine months ended September 30, 1999 from $638,000 for the nine months ended September 30, 1998 primarily as a result of hiring additional personnel for the trust department and hiring a Senior Consumer Lending Officer. Data Processing and other expenses increased to $536,000 for the nine months ended September 30, 1999 from $403,000 for the nine months ended September 30, 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and the operation of the trust department.

Income Tax Expense. Income tax expense for the nine months ended September 30, 1999 was $312,000 compared to $280,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $88,000 for the nine months ending September 30, 1999.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1999, the Savings Bank's liquidity ratio was 14.28% (required ratio at that date was 4% pursuant to OTS regulations). At September 30, 1999, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $4.8 million and unfunded letters of credit of $327,000. At September 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at September 30, 1999. The Savings Bank had the following regulatory capital ratios at September 30, 1999:

                         Security Federal Savings Bank
                               (Unaudited)


As of September 30, 1999        Actual        For Capital     Categorized as
                                          Adequacy Purposes "Well Capitalized"

                           Amount   Ratio   Amount   Ratio    Amount   Ratio

Total Capital
(to risk weighted assets) $ 7,569  15.43%   $ 3,926  8.00%   $ 4,907  10.00%

Tier I Capital
(to risk weighted assets)   6,863  13.99%     1,963  4.00%     2,944   6.00%

Tier 1 Capital
(to adjusted total assets)  6,863   9.58%     2,149  3.00%     3,581   5.00%

Tangible Capital
(to tangible assets)        6,863   9.58%     1,074  1.50%       N/A    ---


* As categorized under the OTS Prompt Corrective Action Provisions.

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

Monitoring and managing the Year 2000 project has resulted in additional direct and indirect costs to the Savings Bank. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs consist of the time devoted by employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $30,000, of which $29,000 has been incurred as of September 30, 1999.

The Savings Bank has developed remediation contingency plans and business resumption contingency plans spec ific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

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

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.
         _____________________
         * Incorporated by reference to Registrant's Registration
           Statement on Form SB-2, as amended (File No. 333-6670)
        ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1997.
       *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
      **** Incorporated by reference to Registrant's Annual Meeting Proxy
           Statement dated March 16, 1998.
     ***** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Security Bancorp, Inc.


Date: November 12, 1999             By /s/ Joe H. Pugh
                                       -------------------
                                       Joe H. Pugh
                                       President and Chief Executive Officer


                                    Security Bancorp, Inc.


Date: November 12, 1999              By /s/ John W. Duncan
                                     ----------------------
                                        John W. Duncan
                                        Chief Financial Officer