Form 10KSB40
period 1999-12-31
SECURITY BANCORP INC /TN
filed 2000-03-30
CIK 1036124

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ----------------------------

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-22553


                            SECURITY BANCORP, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Tennessee                                      62-1682697
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          Identification No.)

306 West Main Street, McMinnville, Tennessee                      37110
---------------------------------------------              -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (931) 473-4483
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------

Securities registered pursuant to
Section 12(g) of the Act:              Common Stock, par value $0.01 per share
                                       ---------------------------------------
                                                  (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                   ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                           ---

     The registrant's revenues for the fiscal year ended December 31, 1999 were $6.3 million.

     As of March 1, 2000, there were issued and outstanding 436,425 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT." Based on the average of the bid and asked prices for the Common Stock on March 1, 2000, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $2.0 million (128,727 shares at $15.75 per share). For purposes of this calculation, officers and directors of the registrant and the Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of Annual Report to Stockholders for the Fiscal
       Year Ended December 31, 1999 (Parts I and II)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one) Yes    No  X
                                                              ---   ---

                                   PART I

Item 1.  Description of Business
--------------------------------

General

     Security Bancorp, Inc. ("Corporation"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997. At December 31, 1999, the Corporation had total assets of $72.2 million, total deposits of $57.5 million and stockholders' equity of $7.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

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

Selected Financial Data

     This information is incorporated by reference from page 4 of the 1999 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 10 of the Annual Report.

Lending Activities

     General. At December 31, 1999, the Savings Bank's total loans receivable, net, was $60.2 million, or 83.4% of total assets. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $37.6 million, or 60.9% of the total loans receivable portfolio at December 31, 1999. In recent periods, the Savings Bank increased its origination of construction and non-residential mortgage loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio as of the dates indicated.

                                              At December 31,
                                  -------------------------------------------
                                          1999                     1998
                                  --------------------    -------------------
                                  Amount      Percent     Amount      Percent
                                  ------      -------     ------      ------
                                             (Dollars in thousands)
Real Estate Loans:
 Residential....................  $37,572      60.87%     $34,031      62.16%
   Construction.................    2,478       4.01        3,705       6.77
   Commercial...................    4,856       7.87        4,490       8.20
   Acquisition and development..    1,097       1.78        1,005       1.84
                                  -------     ------      -------     ------
 Total real estate loans........   46,003      74.53       43,231      78.96

Commercial business loans.......    6,969      11.29        6,062      11.07

Consumer loans:
 Automobile.....................    3,261       5.28        1,992       3.64
 Home equity, second mortgage
    and other...................    3,441       5.57        1,868       3.41
 Unsecured .....................    2,054       3.33        1,598       2.92
                                  -------     ------      -------     ------
   Total consumer loans.........    8,756      14.18        5,458       9.97
                                  -------     ------      -------     ------
   Total loans..................   61,728     100.00%      54,751     100.00%
                                              ======                  ======
Less:
 Loans in process...............      884                     647

 Unearned loan fees and
   discounts....................        6                      11
 Allowance for loan losses......      649                     620
                                  -------                 -------
  Total loans receivable, net...  $60,189                 $53,473
                                  =======                 =======

      One- to Four-Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to four-family residences located in its primary market area. At December 31, 1999, $37.6 million, or 60.9% of the Savings Bank's total loan portfolio consisted of such loans. The Savings Bank originated $22.1 million and $23.9 million of one- to four-family residential mortgage loans during the years ended December 31, 1999 and 1998, respectively.

      The Savings Bank offers fixed-rate one- to four-family mortgage balloon loans with maturities ranging from three to five years and amortization schedules of up to 30 years. At the expiration of the balloon term, the Savings Bank has the option of calling the loan due and payable or adjusting the interest rate and rewriting the loan on similar maturity terms. At December 31, 1999, such loans amounted to $15.2 million or 40.7% of the one- to four- family mortgage loan portfolio. The Savings Bank generally sells its fixed-rate loans, servicing retained, to the FHLMC. See "-- Loan Originations, Sales and Purchases." Fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

      The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 1999, $9.0 million, or 23.9%, of the Savings Bank's one- to four-family residential loan portfolio consisted of ARM loans. Substantially all ARM loan originations do not meet the underwriting standards of the FHLMC and the Federal National Mortgage Association ("FNMA"). Such loans are retained primarily for the Savings Bank's portfolio. The Savings Bank currently originates ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively. At December 31, 1999, however, the majority of the portfolio consisted of ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 2% and 6%, respectively. The Savings Bank also offers a one year ARM loan at an initial below market "teaser" rate with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Borrowers, however, are qualified at the fully indexed rate. The Savings Bank's ARMs are typically based on a 30-year amortization schedule. The Savings Bank qualifies the borrowers on its ARM loans based on the initial rate. The Savings Bank's ARM loans do not provide for negative amortization.

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

      The Savings Bank also originates one- to- four family mortgage loans under Federal Housing Administration ("FHA") and Veterans Administration ("VA") programs and the Tennessee Housing and Development Agency, an affordable housing program. These loans are generally sold to private investors, servicing released (i.e., the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions is sold with the loan). See " -- Loan Originations, Sales and Purchases."

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

      The Savings Bank also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans are generally short-term, fixed-rate, fully amortizing loans. At December 31, 1999 and 1998, such loans amounted to $189,000 and $205,000, respectively.

      Construction Lending. At December 31, 1999, construction loans amounted to $2.5 million, or 4.0% of total loans, substantially all of which were secured by one- to- four family residences located in the Savings Bank's primary market area.

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

      The Savings Bank's construction loans to builders are made on a pre-sold basis or a speculative basis, meaning that at the time the loan was originated, there was no sale contract or permanent loan in place for the finished home. The Savings Bank generally limits its speculative lending to a few select local builders with whom it has an established relationship. The Savings Bank generally limits each builder to financing for no more than two speculative homes at any one time. The Savings Bank generally has no more than $300,000 outstanding at any one time to one builder for speculative construction. At December 31, 1999, speculative construction loans amounted to $354,000. At December 31, 1999, the largest amount outstanding to any builder was $133,000.

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

      Commercial Real Estate Lending. At December 31, 1999, commercial real estate loans totaled $4.9 million, or 7.9% of total loans, compared to $4.5 million, or 8.2% of total loans, at December 31, 1998. Commercial real estate loans are secured by nurseries, churches, professional offices and other non-residential property. At December 31, 1999, the Savings Bank's largest outstanding commercial real estate loan was a $349,000 loan secured by commercial property located in the Savings Bank's primary market area. At December 31, 1999, this loan was performing according to its terms. Substantially all of the Savings Bank's commercial real estate loans are secured by property located within the Savings Bank's primary market area.

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

      Acquisition and Development Lending. The Savings Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1999, the Savings Bank had five acquisition and development loans with aggregate approved commitments of $1.1 million, of which an aggregate of $1.0 million was outstanding. At December 31, 1999, the largest acquisition and development loan had an outstanding balance of $336,000 and was performing according to its terms.
All of the acquisition and development loans are secured by properties located in the Savings Bank's primary market area.

      Acquisition and development loans are usually repaid through the sale of the developed land to a home builder. However, the Savings Bank believes that its acquisition and development loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

      Acquisition and development loans are secured by a lien on the property, made for a one year term, and with an interest rate that adjusts with the prime rate. The Savings Bank requires monthly interest payments during the term of the acquisition and development loan. After the expiration of the one year term, the loan is converted to a five year term loan and the Savings Bank requires a 20% reduction in principal during the first year. In addition, the Savings Bank obtains personal guarantees from the principals of its corporate borrowers. At December 31, 1999, the Savings Bank did not have any nonaccruing acquisition and development loans.

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

      Commercial Business Lending. At December 31, 1999, commercial business loans amounted to $7.0 million, or 11.3% of total loans, compared to $6.1 million, or 11.1% of total loans, at December 31, 1998.

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

      At December 31, 1999, the largest commercial business loan had an outstanding balance of $325,000, was secured by nursery and farm equipment, and was performing according to its terms.

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

      Consumer Lending. At December 31, 1999, consumer loans totaled $8.8 million, or 14.2%, of the total loans, compared to $5.5 million, or 10.0% of total loans, at December 31, 1998. The majority of such loans originated by the Savings Bank have been made to its existing customers. The Savings Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

      Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Savings Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences and savings accounts, and unsecured loans for personal or household purposes.

      One of the larger categories of the Savings Bank's consumer loan portfolio are loans secured by new and used automobiles. At December 31, 1999, automobile loans totaled $3.3 million or 5.3% of the total loan portfolio, compared to $2.0 million or 3.6% of the total loan portfolio at December 31, 1998. Automobile loans are offered with maturities of up to 60 months. The Savings Bank does not engage in indirect automobile lending through automobile dealers.

      The Savings Bank offers home equity loans that are made on the security of residences. These loans normally do not exceed 95% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to ten years requiring monthly payments of principal and interest. At December 31, 1999, home equity and second mortgage loans totaled $1.1 million, or 1.8% of the total loan portfolio, compared to $1.4 million, or 3.0% of the total loan portfolio at December 31, 1998.

      At December 31, 1999, unsecured consumer loans amounted to $2.1 million, or 3.3% of total loans. These loans are normally made for a maximum of 24 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1999, $58,000 of consumer loans were 90 days or more past due.

      Loan Maturity and Repricing. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.






                                           One Year   3 Years    5 Years     10 Years
                                 Within    Through    Through    Through     Through      Beyond
                                One Year   3 Years    5 Years    10 Years    15 Years    15 Years    Total
                                --------   -------    -------    --------    --------    --------    -----
                                                           (In thousands)
Real Estate Loans:
  Residential.................  $ 8,448    $13,041    $7,300     $4,082      $2,492       $3,306   $38,669
  Construction................    1,594         --        --         --          --           --     1,594
  Commercial..................    1,946      1,928       813        127          42           --     4,856
Consumer and other loans......    4,159      3,731       801         65          --           --     8,756
Commercial business loans.....    3,368      2,426       732        382          61           --     6,969
                                -------    -------    ------     ------      ------       ------   -------
     Total gross loans........  $19,515    $21,126    $9,646     $4,656      $2,595       $3,306   $60,844
                                =======    =======    ======     ======      ======       ======   =======

      The following table sets forth the dollar amount of all loans due after one year after December 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                      Fixed     Floating or
                                      Rates   Adjustable Rates
                                      -----   ----------------
                                         (In thousands)

Real Estate Loans:
 Residential....................... $18,363       $11,858
 Construction......................      --            --
 Commercial........................   2,561           349
Consumer and other loans...........   4,546            51
Commercial business loans..........   3,068           533
                                    -------       -------
     Total gross loans............. $28,538       $12,791
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

     Lending approval authorities, both individual and group, are based on whether or not the loan is secured or unsecured. Individual lending authorities range from $25,000 to $100,000 for secured loans and $2,500 to $25,000 for unsecured loans. The Management Loan Committee, consisting of the President, Executive Vice President, Senior Vice President of Secondary Marketing, and Senior Vice President of Consumer Lending must approve secured loans in excess of $100,000 and up to $200,000 and unsecured loans in excess of $25,000 and up to $50,000. The Loan Committee of the Board of Directors must approve secured loans in excess of $200,000 and up to $500,000 and unsecured loans in excess of $50,000 and up to $150,000. The full Board of Directors must approve secured loans in excess of $500,000, and unsecured loans in excess of $150,000, up to the Savings Bank's maximum legal lending
limit.   At December 31, 1999, that general limit was $1.1 million.  See
"REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower." All of the above loan approval authorities relate to a borrower's total aggregate indebtedness excluding any loan made to finance the borrower's primary residence.

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

     The Savings Bank generally sells all loans without recourse. The Savings Bank generally sells all conventional fixed-rate one- to four- family residential mortgage loans to the FHLMC, servicing retained. Such sales are generally without forward commitments, exposing the Savings Bank to pipeline risk generally for a period of 60 days. The Savings Bank's aggregate pipeline risk exposure typically amounts to $1.0 million or less at any one time. By retaining the servicing, the Savings Bank receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 1999, the Savings Bank's servicing portfolio was $26.4 million. For the year ended December 31, 1999, loan servicing fees totaled $61,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of investors. The Savings Bank is able to invest these funds but is not required to pay interest on them. At December 31, 1999, such escrow balances totaled $86,000.

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

     Periodically, the Savings Bank purchases interests in loan participations. At December 31, 1999, the Savings Bank had no purchased interests in any loan participations.

     The following table sets forth total loans originated, sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                     Year Ended December 31,
                                     -----------------------
                                     1999              1998
                                     ----              ----
                                         (In thousands)
Loans originated:
 Real Estate Loans:
  Residential(1) ...............    $22,098          $23,853
  Construction .................      4,412            4,714
  Commercial....................      4,178              650
  Acquisition and development...      1,011               --
                                    -------          -------
     Total real estate loans....     31,699           29,217

 Commercial business loans......     13,496           12,708

 Consumer loans:
  Automobile....................      3,376            1,932
  Unsecured.....................      2,388            1,718
  Second mortgage and other.....      8,926            6,500
                                    -------          -------
     Total consumer loans.......     14,690           10,150
                                    -------          -------
       Total loans originated...     59,885           52,075

                   (table continued on following page)

                                     Year Ended December 31,
                                     -----------------------
                                     1999              1998
                                     ----              ----
                                         (In thousands)

Loans sold:
 Whole loans.....................    10,191           14,438
                                    -------          -------
 Participation loans.............       350               --
                                    -------          -------
    Total loans sold.............    10,541           14,438

Mortgage loan principal
   repayments....................    16,999           14,943

Other loan prepayments and change
  in unfunded loan commitments...    25,368           12,781
                                    -------          -------
Net loan activity................     6,977            9,913
                                    -------          -------
Total gross loans at end
  of period .....................   $61,728          $54,751
                                    =======          =======
------------
(1)   Includes loans originated for sale.

     Loan Commitments and Letters of Credit. The Savings Bank issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit and receives annual fees averaging approximately 0.5% of the amount of the letter of credit. Letters of credit are an off-balance sheet contingency. At December 31, 1999, the Savings Bank had $3.6 million of outstanding net loan commitments, including unused portions on commercial business lines of credit, and $590,000 of unexpired commercial and standby letters of credit. See Note 14 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $6,000 of net deferred mortgage loan fees at December 31, 1999.

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

                                      At December 31,
                                      --------------
                                      1999     1998
                                      ----     ----
                                 (Dollars in thousands)

Loans accounted for on a
 nonaccrual basis:
  Real estate loans:
   Residential ...................    $147    $377
   Construction...................      --      --
   Commercial.....................      --      --
   Acquisition and development....      --      --
                                      ----    ----
     Total real estate loans......     147     377

  Commercial business loans.......      --      --

  Consumer loans..................      --      --
                                      ----    ----
     Total........................     147     377

Accruing loans which are contractually
 past due 90 days or more:
  Real estate loans:
   Residential....................      --     147
   Construction...................      --      --
   Commercial.....................      --      --
   Acquisition and development....      --      --
                                      ----    ----
     Total real estate loans......      --     147

  Commercial business loans.......      56      --

  Consumer loans .................      58      38
                                      ----    ----
     Total .......................     114     185
                                      ----    ----
Total of nonaccrual and 90 days past
  due loans.......................     261     562

Foreclosed property...............     276      --
                                      ----    ----
   Total nonperforming assets.....    $537    $562
                                      ====    ====
Restructured loans................      --      --

Loans delinquent 90 days
  or more to net loans............    0.43%   1.05%

Total loans delinquent 90 days
  or more to total assets.........    0.36%   0.89%

Total nonperforming assets to
  total assets ...................    0.74%   0.89%

     Gross interest income that would have been recorded for the year ended December 31, 1999 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on such loans that was included in net income for the year, were, in both cases, immaterial.

     Foreclosed Property.  At December 31, 1999, the Savings Bank had $276,000
of foreclosed property.   See Note 1 to Notes to Consolidated Financial
Statements for a discussion of the accounting methodology for foreclosed property.

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

     At December 31, 1999 and 1998, the aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances for the period then ended, were as follows:

                                        At December 31,
                                        ---------------
                                        1999       1998
                                        ----       ----
                                         (In thousands)

Classified assets:
 Loss ................................ $   49    $   --
 Doubtful.............................     42        32
 Substandard assets...................    768       632
   Special mention....................  1,228       452
                                       ------    ------
                                       $2,087    $1,116
                                       ======    ======
Loan loss allowance:
 General loss allowances.............    $649      $620
 Specific loss allowances............      --        --

     At December 31, 1999, doubtful, substandard and special mention assets consisted primarily of one- to four- family residential mortgage loans.

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

     Management believes that the allowance for loan losses at December 31, 1999 was adequate at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                     Year Ended December 31,
                                     -----------------------
                                     1999              1998
                                     ----              ----
                                     (Dollars in thousands)

Allowance at beginning of period....  $620             $339
                                      ----             ----
Provision for loan losses...........   159              285
Recoveries:
  Real estate loans:
   Residential......................    14               --
   Construction.....................    --               --
   Commercial.......................    --               --
   Acquisition and development......    --               --
                                      ----             ----
     Total real estate loans........    14               --

  Consumer loans....................    12               12
                                      ----             ----
     Total recoveries...............    26               12

Charge-offs:
  Real estate loans:
   Residential......................    83               --
   Construction.....................    --               --
   Commercial.......................    --               --
   Acquisition and development......    --               --
                                      ----             ----
     Total real estate loans........    83               --

  Commercial business loans.........    --               --

  Consumer loans....................    73               16
                                      ----             ----
     Total charge-offs..............   156               16
     Net charge-offs................   130                4
                                      ----             ----
     Balance at end of period.......  $649             $620
                                      ====             ====
Ratio of allowance to total
 loans outstanding
 at end of the period...............  1.08%            1.13%

Ratio of net charge-offs to
 average loans outstanding
 during the period..................  0.23%            0.01%

 Ratio of allowance for loan losses to
 nonperforming assets...............120.86%          110.32%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                            At December 31,
                          ----------------------------------------------------
                                   1999                     1998
                          ------------------------- --------------------------
                                   As a %    % of            As a %    % of
                                  of Out-  Loans in         of Out-  Loans in
                                  standing Category         standing Category
                                  Loans in to Total         Loans in to Total
                          Amount  Category  Loans   Amount  Category  Loans
                          ------  --------  -----   ------  --------  -----
                                         (Dollars in thousands)

Real estate loans:
  Residential............  $376     1.00%   60.87%   $340     1.00%   62.16%
  Construction...........    31     1.25     4.01      51     1.38     6.77
  Commercial.............    49     1.00     7.87      56     1.25     8.20
  Acquisition and
    development..........    14     1.25     1.78      15     1.50     1.84
Commercial business
  loans..................    70     1.00    11.29      76     1.25    11.07
Consumer and other loans.   109     1.25    14.18      82     1.50     9.97
                           ----            ------    ----            ------
  Total allowance for
    loan losses..........  $649            100.00%   $620            100.00%
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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1999, the Savings Bank's regulatory liquidity of 11.4% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Annual Report and "REGULATION."

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

     The following table sets forth the composition of the Savings Bank's securities portfolio at the dates indicated.

                                              At December 31,
                                --------------------------------------------
                                         1999                  1998
                                ---------------------  ---------------------
                                Carrying   Percent of  Carrying   Percent of
                                 Value     Portfolio    Value     Portfolio
                                 -----     ---------    -----     ---------
                                            (Dollars in thousands)

Available for sale:
FHLMC stock..................... $    6       0.09%    $    6        0.13%

U.S. Government and
    agency obligations..........  3,990      61.23      1,050       22.03
Mortgage-backed securities......  1,652      25.35      1,968       41.29
                                 ------     ------     ------      ------
   Total available for sale.....  5,648      86.67      3,024       63.45

Held to maturity:
FHLB stock......................    633       9.71        591       12.40
U.S. Government and
    agency obligations..........     --         --        650       13.64
Mortgage-backed securities......    236       3.62        501       10.51
                                 ------     ------     ------      ------
    Total held to maturity......    869      13.33      1,742       36.55
                                 ------     ------     ------      ------
Total........................... $6,517     100.00%    $4,766      100.00%
                                 ======     ======     ======      ======

     At December 31, 1999, the FHLMC stock had an estimated fair value of $271,000, the portfolio of U.S. Government and agency securities (both available-for-sale and held-to-maturity) had an aggregate estimated fair value of $3.9 million and the portfolio of mortgage-backed securities (both available-for-sale and held-to-maturity) had an estimated fair value of $1.8 million.

     At December 31, 1999, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues. At December 31, 1999, their amortized cost was $1.9 million and all had fixed-rates of interest. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 8.5% and had a weighted average yield of 6.6% during the year ended December 31, 1999.

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

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 1999.

                          Less Than   Over One to   Over Five to    Over Ten
                           One Year   Five Years     Ten Years       Years
                        ------------  ------------  ------------  ------------
                        Amount Yield  Amount Yield  Amount Yield  Amount Yield
                        ------ -----  ------ -----  ------ -----  ------ -----
                                           (Dollars in thousands)
Available for Sale:
FHLMC Stock............ $   6  50.15% $   --   --%  $  --    --%   $ --   --%
U.S. Government and
  agency obligations... 1,998   6.05   1,992 6.75      --    --      --   --
Mortgage-backed
  securities...........    --     --     841 6.50     811  7.00      --   --

Held to Maturity:
FHLB Stock.............   633   7.06      --   --      --    --      --   --
U.S. Government and
  agency obligations...    --     --      --   --      --    --      --   --
Mortgage-backed
  securities...........    --     --     236 7.02      --    --      --   --

     The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments such as "forwards," "futures," "options" or "swaps.

     At December 31, 1999, the Savings Bank did not hold any "high risk mortgage securities" subject to OTS Thrift Bulletin Number 52. The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank's deposit mix and pricing is generally reviewed weekly. The Savings Bank does not accept brokered deposits but does accept deposits from municipalities and other public entities. At December 31, 1999, such public deposits amounted to $953,000. Substantially all of the Savings Bank's depositors are residents of the State of Tennessee.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 1999.

Weighted
Average                                                            Percentage
Interest                                                   Minimum  of Total
Rate     Term     Checking and Savings Deposits   Amount   Balance  Deposits
----     ----     -----------------------------   ------   -------  --------
                                                        (In thousands)

2.87%    --       NOW accounts                    $  500  $ 6,352    12.09%
3.01     --       Savings accounts                    10    5,715    10.88
3.28     --       Money market deposit             1,000    1,525     2.90

                  Certificates of Deposit
                  -----------------------

4.67     3 month  Fixed-term, fixed-rate           1,000      674     1.28
5.21     6 month  Fixed-term, fixed-rate           1,000    8,823    16.79
5.46     12 month Fixed-term, fixed-rate             500    9,677    18.41
5.17     18 month Fixed-term, fixed rate             500    2,812     5.35
5.78     18 month Step up                            500      401     0.76
5.38     2 year   Fixed-term, fixed-rate             500    6,121    11.65
5.53     3 year   Fixed-term, fixed-rate             500    3,734     7.11
5.72     4 year   Fixed-term, fixed-rate             500    1,719     3.27
5.90     5 year   Fixed-term, fixed-rate             500    2,044     3.89
5.18     18 month Fixed-term, fixed-rate IRA          10    2,481     4.72
5.21     18 month Fixed-term, variable-rate IRA       10      472     0.90
                                                          -------   ------
                         Total                            $52,550   100.00%
                                                          =======   ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 1999. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period               Certificates of Deposit
---------------               -----------------------
                                  (In thousands)

Three months or less............      $  201
Over three through six months...       1,947
Over six through twelve months..       3,260
Over twelve months..............       2,969
                                      ------
     Total......................      $8,377
                                      ======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                              At December 31,
                               --------------------------------------------
                                         1999                     1998
                               ---------------------------   --------------
                                        Percent              Percent
                                          of     Increase      of
                               Amount   Total   (Decrease)   Amount   Total
                               ------   -----   ----------   ------   -----
                                            (Dollars in thousands)

Non-interest bearing demand
  accounts................... $ 4,905    8.54%    $  699     $ 4,206    8.39%
NOW accounts.................   6,352   11.06      1,734       4,618    9.21
Passbook accounts............   5,715    9.95        715       5,000    9.97
Money market deposit
  accounts...................   1,525    2.65        580         945    1.88

Fixed-rate certificates
which mature:
  Within 1 year..............  28,261   49.19      3,787      24,475   48.81
  After 1 year, but within
    2 years .................   6,302   10.96       (828)      7,129   14.22
  After 2 years, but within
    3 years..................   2,895    5.04      1,211       1,684    3.36
  After 3 years but within
    4 years..................     830    1.44       (635)      1,465    2.92
  After 4 years but within
    5 years..................     670    1.17         50         620    1.24
                              -------  ------     ------     -------  ------
     Total................... $57,455  100.00%    $7,313     $50,142  100.00%
                              =======  ======     ======     =======  ======
Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                     At December 31,
                                ----------------------
                                 1999            1998
                                 ----            ----
                                    (In thousands)

3.01 - 4.00% .................. $    11         $  381
4.01 - 5.00% ..................  17,908          6,777
5.01 - 6.00%...................  20,680         26,764
6.01 - 7.00%...................     359          1,451
7.01 - 8.00% ..................      --             --
                                -------        -------
Total.......................... $38,958        $35,373
                                =======        =======
Time Deposits by Maturities

    The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                        Amount Due
                      ---------------------------------------

                                                                      Percent
                                                                       of
                                                                      Total
                      Less Than   1-2     2-3    3-4   After       Certificate
                      One Year   Years   Years  Years 4 Years  Total Accounts
                      --------   -----   -----  ----- -------  ----- --------
                                          (Dollars in thousands)

3.01 - 4.00%...........$    --  $   --  $   --  $  --  $ 11  $    11    0.03%
4.01 - 5.00% .......... 14,620   2,145     731    276   136   17,908   45.97
5.01 - 6.00% .......... 13,517   3,978   2,113    554   518   20,680   53.08
6.01 - 7.00%...........    124     179      51     --     5      359    0.92
                       -------  ------  ------   ----  ----  -------  ------
Total..................$28,261  $6,302  $2,895   $830  $670  $38,958  100.00%
                       =======  ======  ======   ====  ====  =======  ======

Savings Activities

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                                   Year Ended December 31,
                                                   -----------------------
                                                    1999            1998
                                                    ----            ----
                                                       (In thousands)

Beginning balance................................. $50,142       $37,061
                                                   -------       -------
Net increase (decrease) before interest credited..   5,607        11,686
Interest credited.................................   1,706         1,395
                                                   -------       -------
Net increase in savings deposits..................   7,313        13,081
                                                   -------       -------
Ending balance.................................... $57,455       $50,142
                                                   =======       =======

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Cincinnati are typically secured by the Savings Bank's first mortgage loans. At December 31, 1999, the Savings Bank had $6.8 million of borrowings from the FHLB-Cincinnati at a weighted average rate of 5.4%. Such borrowings have contractual maturities through the year ending December 31, 2003 and are secured by a blanket lien on $10.2 million of one- to four-family residential real estate loans and by FHLB-Cincinnati stock with a carrying value of $633,000 at December 31, 1999. See Note 8 of Notes to Consolidated Financial Statements.

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

     The following tables set forth certain information regarding short-term borrowings by the Savings Bank at the end of and during the periods indicated.

                                         At December 31,
                                        ----------------
                                        1999       1998
                                        ----       ----
                                      (Dollars in thousands)

FHLB-Cincinnati advances outstanding...$6,800     $5,500

Weighted average rate paid
 on FHLB-Cincinnati advances...........  5.38%      5.23%

                   (table continued on following page)

                                         At December 31,
                                        ----------------
                                        1999       1998
                                        ----       ----
                                      (Dollars in thousands)

Maximum amount of FHLB-Cincinnati
 advances at any month end...........  $6,900    $9,500

Approximate average FHLB-Cincinnati
  advances outstanding...............   5,875     7,050

Approximate weighted average rate
  paid on FHLB-Cincinnati advances...    5.26%     6.27%
--------------
(1)   Computed using the weighted rates of each individual transaction.

Trust Department

     The OTS granted trust powers to the Savings Bank on July 14, 1998. The Savings Bank is one of the few banks in its primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Savings Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts
("IRAs").   At December 31, 1999, trust assets under management totalled approximately $59.9 million.

                                REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations.

Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended December 31, 1999 was $23,000.

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

     The Savings Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Savings Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $633,000 at December 31, 1999.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 1999, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Savings Bank met the test and its QTL percentage was 69.8%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1999, the Savings Bank had tangible capital of $7.1 million, or 9.8% of adjusted total assets, which is approximately $6.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 1999, the Savings Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 1999, the Savings Bank had core capital equal to $7.1 million, or 9.8% of adjusted total assets, which is $4.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On December 31, 1999, the Savings Bank had total risk-based capital of approximately $7.7 million, including $7.0 million in core capital and $662,000 in qualifying supplementary capital, and risk-weighted assets of $51.0 million, or total capital of 15.2% of risk-weighted assets. This amount was $3.7 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Savings Bank may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Savings Bank may make a capital distribution without OTS approval provided that the Savings Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Savings Bank has a regulatory rating in one of the two top examination categories, (ii) the Savings Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Savings Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Savings Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Savings Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Savings Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Savings Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Savings Bank's limit on loans to one borrower was $1.1 million. At December 31, 1999, the Savings Bank's largest single loan to one borrower was $500,000, which was performing according to its original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Savings Bank include the Corporation and any company which is under common control with the Savings Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Savings and Loan Holding Company Regulations

     The Corporation is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Savings Bank and any other subsidiaries (other than the Savings Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Savings Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

Personnel

     As of December 31, 1999, the Savings Bank had 28 full-time and five part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Properties
----------------------------------

     At December 31, 1999, the net book value of the Savings Bank's premises and equipment totaled $1.3 million.

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

     The Savings Bank also operates two proprietary ATM's at the Country Club Market and Power's Four Lane Market near McMinnville, Tennessee.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
     (b) Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1999 and 1998
     (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 1999 and 1998
     (e)  Notes to Consolidated Financial Statements

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

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

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

                      Age at
                   December 31,
Name                   1999      Position
----                   ----      --------

Donald R. Collette      63       Chairman of the Board
Joe H. Pugh             43       President and Chief Executive Officer
Dr. R. Neil Schultz     63       Treasurer and Secretary
Ray Talbert             53       Executive Vice President, Commercial Loan
                                   Officer and Branch Manager
John W. Duncan          34       Vice President and Chief Financial Officer
Nita M. Baggett         59       Senior Vice President of Secondary Marketing
Kenneth D. Martin       49       Senior Vice President of Consumer Lending
Kenneth W. Smith        50       Senior Vice President of Trust/Investment
                                   Management

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

     Donald R. Collette is a retired General Manager of McMinnville Electric System in McMinnville, Tennessee. He is past president of the McMinnville Chamber of Commerce and a member of the McMinnville Economic Development Committee and the McMinnville Rotary Club.

     Joe H. Pugh has been employed by the Savings Bank since 1978 and has served as President and Chief Executive Officer since 1993. He is a member of the McMinnville Chamber of Commerce Board and the McMinnville Noon Rotary Club.

     Dr. R. Neil Schultz, a retired orthodontist, is a member and past President of the McMinnville Noon Rotary Club and past president of the Tennessee Association of Orthodontists.

     Ray Talbert has been employed by the Savings Bank since February 1996. Before joining the Savings Bank, he was employed as a Senior Vice President by Bank of McMinnville, McMinnville, Tennessee. Mr. Talbert is a board member of the Alliance for Community Outreach.

     John W. Duncan has been employed by the Savings Bank since 1993. Prior to that, Mr. Duncan was a Bank Examiner for the Tennessee Department of Financial Institutions. He is a member of the McMinnville Breakfast Rotary Club.

     Nita M. Baggett has been employed by the Savings Bank since 1992. She is a member of the Warren County Home Builders Association and serves on the Family Selection Committee for Habitat for Humanity of Warren County.

     Kenneth D. Martin has been employed by the Savings Bank since July 1998. Before joining the Savings Bank, he was employed as a Vice President by Union Planters Bank, McMinnville, Tennessee. He is a member of the McMinnville Noon Rotary Club.

     Kenneth W. Smith has been employed by the Savings Bank since July 1998. Before joining the Savings Bank, he was employed as a Senior Vice President of Union Planters Bank, McMinnville, Tennessee. Mr. Smith is a member of the McMinnville Breakfast Rotary Club.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  Exhibits

          3.1   Charter of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on
                Form SB-2 (333-6670))
          3.2   Bylaws of Security Bancorp, Inc. (incorporated by reference to
                Exhibit 3.2 to the registrant's Registration Statement on Form
                SB-2 (333-6670))
         10.1   Employment Agreement with Joe H. Pugh (incorporated by
                reference to Exhibit 10(a) to the registrant's Quarterly
                Report on Form 10-QSB for the quarterly period ended June 30,
                1997)
         10.2   Severance Agreement with John W. Duncan (incorporated by
                reference to Exhibit 10(b) to the registrant's Quarterly
                Report on Form 10-QSB for the quarterly period ended June 30,
                1997)
         10.3   Severance Agreement with Ray Talbert (incorporated by
                reference to Exhibit 10(c) to the registrant's Quarterly
                Report on Form 10-QSB for the quarterly period ended June 30,
                1997)
         10.4   Severance Agreement with Kenneth W. Smith (incorporated by reference to Exhibit 10.4 to the registrants Annual Report on
                Form 10-KSB for the year ended December 31, 1998)
         10.5   Severance Agreement with Shannon L. Haston (incorporated by reference to Exhibit 10.5 to the registrants Annual Report on
                Form 10-KSB for the year ended December 31, 1998)
         10.6   Security Federal Savings Bank of McMinnville, TN 401(k) Plan
                (incorporated by reference to Exhibit 10.4 to the registrant's
                Registration Statement on Form SB-2 (333-6670))
         10.7   Security Federal Savings Bank of McMinnville, TN Employee
                Stock Ownership Plan (incorporated by reference to Exhibit
                10.5 to the registrants Annual Report on Form 10-KSB for the year ended December 31, 1997)
         10.8   Security Bancorp, Inc. Management Recognition and Development
                Plan (incorporated by reference to Exhibit A to the
                registrant's Annual Meeting Proxy Statement dated March 16,
                1998)
         10.9   Security Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit B to the registrant's Annual Meeting
                Proxy Statement dated March 16, 1998)
           13   Annual Report to Stockholders
           21   Subsidiaries of the Registrant
           23   Consent of Auditors
           27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY BANCORP, INC.


Date: March 30, 2000                    By: /s/Joe H. Pugh
                                            --------------------------------
                                            Joe H. Pugh
                                            President and Chief Executive
                                              Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Joe H. Pugh                                         March 30, 2000
   ---------------------------------
   Joe H. Pugh
   President and Chief Executive Officer
   (Principal Executive Officer)

By:/s/John W. Duncan                                      March 30, 2000
   ---------------------------------
   John W. Duncan
   Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

By:/s/Donald R. Collette                                  March 30, 2000
   ---------------------------------
   Donald R. Collette
   Chairman of the Board

By:/s/Dr. Franklin J. Noblin                              March 30, 2000
   ---------------------------------
   Dr. Franklin J. Noblin
   Director

By:/s/Dr. Raymond Neil Schultz                            March 30, 2000
   ---------------------------------
   Dr. Raymond Neil Schultz
   Treasurer, Secretary and Director

By:/s/Earl H. Barr                                        March 30, 2000
   ---------------------------------
   Earl H. Barr
   Director

By:/s/Robert W. Newman                                    March 30, 2000
   ---------------------------------
   Robert W. Newman
   Director

By:                                                       March   , 2000
   ---------------------------------                            --
   Dr. John T. Mason, III
   Director

                               Exhibit 13

                     Annual Report to Stockholders

                   [Logo]  SECURITY BANCORP, INC.

                         1999 ANNUAL REPORT

                       TABLE OF CONTENTS

                                                               Page
                                                               ----

  President's Letter to Stockholders ...........................1
  Business of the Company ......................................2
  Forward-Looking Statements....................................2
  Common Stock Information......................................3
  Selected Consolidated Financial Information...................4
  Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............6
  Independent Auditor's Report.................................13
  Consolidated Financial Statements............................14
  Notes to Consolidated Financial Statements...................18
  Directors and Officers of Security Bancorp, Inc..............39
  Directors and Officers of Security Federal Savings Bank of
     McMinnville, TN...........................................40
  Corporate Information........................................41
  Annual Meeting...............................................41

                     [Logo]  SECURITY BANCORP, INC.


To Our Stockholders


We are pleased to report that net income for the year ended December 31, 1999 was $701,000. This amount represents a 15.5% increase over the $602,000 earned during the year ended December 31, 1998. Basic earnings per share was $1.78 for the year ended December 31, 1999 compared to $1.50 for the prior year, or an increase of 18.7%.

The Company remains financially strong. Total assets at December 31, 1999 were $72.2 million, an increase of 13.8% from total assets of $63.4 million at December 31, 1998. Deposits increased $7.3 million, or 14.6%, and net loans increased $6.7 million, or 12.6%, from December 31, 1998. The loan growth is attributable to internally generated expansion of the Company's consumer and commercial loan portfolios. This expansion into higher yielding loans originated in our local market was funded by our deposit growth.

The Company is becoming a community bank rather than a traditional thrift organization as evidenced by the following changes which have occurred over the last three years:

 . Consumer and commercial loans represent 33.8% of the total loan portfolio at December 31, 1999 but as of December 31, 1996 represented only 24.1% of total loans.

 .  Three years ago certificates of deposit represented 77.3% of all deposits.
   As of December 31, 1999 they represent 67.8% of our deposits. Non-interest bearing deposits have grown from $1.7 million at December 31, 1996 to $4.9 million at December 31, 1999.

 . The Company has paid two annual dividends to shareholders of $.25 per share in 1998 and 1999.

This year the Company began construction on an expanded banking facility at our main office, which includes three additional drive-thru lanes to improve customer service and a trust and operations center. We anticipate that this expansion will be fully operational by June 2000.

The Board of Directors, Management, and Staff appreciate the support of our stockholders. We are very optimistic about fiscal 2000 and look forward to continued success.

Sincerely,

/s/Joe H. Pugh
Joe H. Pugh
President and Chief Executive Officer

BUSINESS OF THE COMPANY

Security Bancorp, Inc.("Company"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank("Conversion").
The Conversion was completed on June 30, 1997, through the issuance, by the Company, of 436,425 shares of common stock at $10.00 per share. At December 31, 1999, the Company had total consolidated assets of $72.2 million and consolidated stockholders' equity of $7.5 million. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

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

FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains, and future filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about Security Bancorp, Inc. and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the Securities and Exchange Commission ("SEC") and those presented by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

COMMON STOCK INFORMATION

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol of "SCYT". As of December 31, 1999, there were approximately 215 stockholders of record and 436,425 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 26,186 and restricted treasury stock of 14,489). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. To date, the Company has not established a policy of paying regular cash dividends.

The Company completed its initial stock offering on June 30, 1997. The following table sets forth market price range of the Company's common stock for the four quarters of fiscal 1998 and 1999.

Fiscal 1998                High              Low            Dividends
                           ----              ---            ---------
First Quarter           $ 16.375            16.250              N/A
Second Quarter            17.250            16.500              N/A
Third Quarter             17.375            16.875              .25/share
Fourth Quarter            17.875            17.625              N/A

Fiscal 1999
First Quarter             18.000            16.250              N/A
Second Quarter            16.875            15.000              N/A
Third Quarter             15.750            15.500              .25/share
Fourth Quarter            15.750            15.500              N/A

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

                                                At December 31,
                               ----------------------------------------------
                                  1999     1998     1997     1996      1995
                                  ----     ----     ----     ----      ----
                                                (In thousands)

SELECTED FINANCIAL CONDITIONAL DATA:

Total assets                   $72,204   $63,425  $50,920  $44,121  $36,065
Loans receivable, net           60,189    53,473   43,093   36,667   26,984
Cash and cash equivalents        3,051     2,581    1,896    1,098      288
Investment securities
  available for sale             4,138     1,420    1,379    1,743    1,191
Investment securities
  held-to-maturity                  --       650    1,248    1,250    3,950
Mortgage-backed securities
  available for sale             1,604     1,956       --       --      645
Mortgage-backed securities
  held-to-maturity                 236       501    1,206    1,580    1,734
Deposits                        57,455    50,142   37,061   35,790   32,398
FHLB Advances                    6,800     5,500    6,500    5,500    1,000
Stockholders equity,
  substantially restricted       7,507     6,989    6,735    2,450    2,284

                                           Year Ended December 31,
                                ---------------------------------------------
                                 1999      1998      1997    1996      1995
                                 ----      ----      ----    ----      ----
                                                (In thousands)

SELECTED OPERATING DATA:

Interest income                 $5,365    $4,592   $3,926   $3,294   $2,696
Interest expense                 2,596     2,326    2,105    1,840    1,513
                                ------    ------   ------   ------   ------

Net interest income              2,769     2,266    1,821    1,454    1,183
Provision for loan losses          159       285       60      116       30
                                ------    ------   ------   ------   ------

Net interest income after
provision for loan losses        2,610     1,981    1,761    1,338    1,153
                                ------    ------   ------   ------   ------

Non interest income                891       811      278      158      125
Other expenses(1)                2,373     1,819    1,314    1,275      829
                                ------    ------   ------   ------   ------

Income before income tax
expense                          1,128       973      725      221      449

Income tax expense                 427       371      267       83      148
                                ------    ------   ------   ------   ------

Net income                      $  701    $  602   $  458   $  138   $  301
                                ======    ======   ======   ======   ======

                                               At December 31,
                               ----------------------------------------------
                               1999      1998     1997      1996(1)     1995
                               ----      ----     ----      ------      ----
                                           (Dollars In thousands)

KEY OPERATING RATIOS

Performance Ratios:

Return on average assets
  (net income divided by
  average assets)               1.03%    1.05%      0.95%     0.34%     0.90%
Return on average equity
  (net income divided by
  average equity)               9.67     8.64       8.27      6.17     15.71
Interest rate spread
  (difference between
  average yield on interest
  earning assets and average
  cost of interest-bearing
  liabilities)                  3.88     3.48       3.43      3.50      3.35
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)      4.08     4.19       3.99      3.79      3.64
Noninterest expense as a
  percent of average assets     3.50     3.18       2.72      3.18      2.48
Average interest-earning
  assets to interest-bearing
  liabilities                 112.08   116.34     112.14    106.03    106.08
Efficiency ratio (other
  expenses divided by the
  sum of net interest income
  and non-interest income)     64.82    59.12      62.60     79.09     50.61

Capital Ratios:

Average equity to average
  assets                       10.69    12.20      11.46      5.90      6.28
Tangible capital to assets      9.81     9.99      12.01      5.24      6.03
Core capital to assets          9.81     9.99      12.01      5.24      6.03
Risk-based capital to risk
  adjusted assets              15.19    15.68      20.30      9.87     12.04

Asset Quality Ratios:

Allowance for loan losses
  to total loans at end of
  period                        1.08     1.13       0.76      0.75      0.69
Net charge offs to average
  outstanding loans during
  the period                    0.23     0.01       0.01      0.06      0.04
Ratio of nonperforming
  assets to total assets(2)     0.74     0.89       0.11      0.11      0.14
Ratio of allowance for loan
  losses to nonperforming
  assets(2)                   120.86   110.32     616.36    631.11    376.00

SELECTED OTHER DATA:

Number of:
Real estate loans
  outstanding                  1,258      877        707       610       579
Deposit accounts               6,775    5,385      3,459     3,036     2,604
Full service offices(3)            2        2          2         1         1

-----------------------------------------------------------------------------
(1)  Includes one time special SAIF assessment of $193,000 in 1996.
(2) Nonperforming assets consist of non-accrual loans, accruing loans contractually past due 90 days or more, and foreclosed property.
(3)  A branch office in McMinnville, Tennessee was opened on March 10, 1997.

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

Operating Strategy

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Bank also originates construction, consumer, commercial business, acquisition and development, and commercial real estate loans. The Bank invest in certificates of deposit, investment grade federal agency securities, and mortgage-backed securities. The Bank intends to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

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

Interest Rate Sensitivity of Net Portfolio Value

The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV"), as of December 31, 1999, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management of the Bank may take to counter the effect of the interest rate movements.


                                                    Net Portfolio as  % of
               Net Portfolio Value                Portfolio Value of Assets
               -------------------                -------------------------
                                (Dollars in thousands)
    Basis
 Point ("bp")
    Change   $ Amount    $ Change(1)    % Change    NPV Ratio(2)    Change(3)
    ------   --------    -----------    --------    -----------     ---------
   +300 bp   $ 8,679       $ -617          -7%        12.10%         -50 bp
   +200 bp     8,963         -333          -4%        12.36%         -23 bp
   +100 bp     9,184         -112          -1%        12.54%          -5 bp
      0 bp     9,296                                  12.59%
   -100 bp     9,269          -27           0%        12.48%         -12 bp
   -200 bp     9,286          -10           0%        12.41%         -18 bp
   -300 bp     9,463          167           2%        12.53%          -7 bp
-----------------------------------------------------------------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
-----------------------------------------------------------------------------
As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's primary investing activity is loan originations. The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1999, the Bank's liquidity ratio was 11.39%, which was in excess of the OTS required ratio of 4%. At December 31, 1999, there were no material commitments for capital expenditures and the Bank had unfunded loan commitments of approximately $3.6 million and outstanding commercial letters of credit of $590,000. At December 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Bank. Further, at December 31, 1999, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

Comparison of Financial Condition at December 31, 1999 and 1998

Total assets increased to $72.2 million at December 31, 1999 from $63.4 million at December 31, 1998. Loans receivable, net, increased $6.7 million as a result of an increase in mortgage loans of $2.5 million, commercial business loans of $900,000, and consumer loans of $3.3 million. Deposits increased $7.3 million from $50.1 million at December 31, 1998 to $57.4 million at December 31, 1999. The increase is primarily attributable to an increase in personal checking accounts and certificates of deposit. Stockholders' equity increased to $7.5 million at December 31, 1999 from $7.0 million at the end of 1998.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

Net Income. Net income for the year ended December 31, 1999 was $701,000 compared to $602,000 for the year ended December 31, 1998. This increase was primarily due to the increase in net interest income from loans receivable and non-interest income offset to a lesser degree by an increase in other expenses.

Net Interest Income. Net interest income after provision for loan losses for the year ended December 31, 1999 increased 31.8% to $2.6 million compared to $2.0 million for the year ended December 31, 1998 as a result of an increase in total interest income that more than offset an increase in total interest expense and a lower 1999 provision for loan losses. Total interest income increased 16.8% to $5.4 million for the year ended December 31, 1999 from $4.6 million a year earlier primarily as a result of an increase in the average balance of loans receivable, net. The average balance of loans receivable, net, increased 16.6% to $55.9 million for the year ended December 31, 1999 from $48.7 million for the year ended December 31, 1998. Interest expense increased 11.6% to $2.6 million for the year ended December 31, 1999 from $2.3 million a year earlier primarily as a result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $159,000 for the year ended December 31, 1999 compared to $285,000 a year earlier. The higher provision for loan losses for fiscal 1998 was due to the corresponding large volume of loan originations during the year. Management deemed the allowance for loan losses adequate at December 31, 1999.

Non Interest Income. Non interest income increased 9.86% to $891,000 for the year ended December 31, 1999 from $811,000 for the year ended December 31, 1998. Service charges, commissions, and fees increased to $611,000 in fiscal 1999 from $239,000 in fiscal 1998 primarily as a result of an increase in commissions from the trust department and, to a lesser extent, from service charges on checking accounts. Gain on sale of loans decreased to $204,000 in fiscal 1999 from $321,000 in fiscal 1998 as a result of a decrease in loan originations. A net gain of $215,000 was recognized in fiscal 1998 from the sale of 3,435 shares of Federal Home Loan Mortgage Corporation stock.

Other Expenses. Other expenses increased 30.4% to $2.4 million for the year ended December 31, 1999 from $1.8 million for the year ended December 31, 1998. Compensation and benefits increased to $1.2 million in fiscal 1999 from $814,000 in fiscal 1998 as a result of hiring additional personnel for the Trust Department and hiring a Senior Consumer Loan Officer. Compensation and benefits also increased as a result of costs associated with the Management Recognition Program. Occupancy and equipment expense increased to $262,000 in fiscal 1999 from $248,000 in fiscal 1998 as a result of increased depreciation expense. Other expenses increased to $729,000 in fiscal 1999 from $516,000 in fiscal 1998 primarily as a result of increased service bureau expense and the cost associated with the formation and the operating of the Trust Department.

Income Tax Expense. Income tax expense was $427,000 for the year ended December 31, 1999 compared to $370,000 a year earlier, which was due to higher earnings without a corresponding increase in expenses.

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

                                                              Year Ended December 31,
                                 At        ----------------------------------------------------------------
                            December 31,               1999                               1998
                                1999       ------------------------------      ----------------------------
                                ----                  Interest                           Interest
                               Yield/      Average     and        Yield/       Average     and       Yield/
                                Cost       Balance    Dividends    Cost        Balance   Dividends    Cost
                               -----       -------   ----------   ------       -------   ---------   ------
                                                                (Dollars in thousands)
Interest-earning assets:
Loans receivable               8.68%        $55,907      $4,923     8.81%       $48,716     $4,245     8.71%
Mortgage-backed securities     6.79           2,148         142     6.61          1,261         87     6.90
Investment securities          6.38           4,028         257     6.38          3,570        219     6.13
FHLB stock                     7.06             612          43     7.03            575         41     7.13
                               ----         -------      ------     -----       -------     ------    -----
Total interest-earning assets  8.47          62,695       5,365     8.56         54,122      4,592     8.48

Noninterest-earning assets                    5,120                               3,007
                                            -------                             -------
   Total assets                              67,815                              57,129
                                            =======                              ======
Interest-bearing liabilites:
 Passbook, NOW and Money
  Market Accounts              2.98          12,078         360     2.98          8,206        235     2.86
 Certificates of deposit       5.23          37,166       1,927     5.18         31,740      1,649     5.20
                                            -------       -----     ----         ------      -----     ----
  Total deposits                             49,244       2,287     4.64         39,946      1,884     4.72
FHLB advances                  5.38           6,150         309     5.02          6,575        442     6.72
                               ----         -------       -----     ----         ------      -----     ----
Total interest-bearing
 liabilities                   4.32          55,394       2,596     4.68         46,521      2,326     5.00
                                            -------       -----                  ------      -----
Noninterest-bearing
 liabilities                                  5,171                               4,070
                                            -------                              ------
  Total liabilities                          60,565                              50,591

Equity                                        7,250                               6,538
                                            -------                              ------
  Total liabilities and equity              $67,815                             $57,129
                                            =======                             =======

Net interest income                                     $2,769                             $2,266
                                                        ======                             ======

Interest rate spread          4.15%                                3.88%                               3.48%
                              ====                                 ====                                ====

Net interest margin                                                4.08%                               4.19%
                                                                   ====                                ====

Ratio of average interest-
earning assets to average
interest-bearing liabilities                                     112.08%                             116.34%
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




                                     Year Ended December 31,            Year Ended December 31,
                                     1999 Compared to Year              1998 Compared to Year
                                     Ended December 31, 1998            Ended December 31, 1997
                                      Increase (Decrease)                 Increase (Decrease)
                                            Due to                              Due to
                                 ----------------------------     -------------------------------
                                                   Rate/                             Rate/
                                 Rate    Volume   Volume   Net      Rate   Volume   Volume   Net
                                 ----    ------   ------   ---      ----   ------   ------   ----
                                                          (In thousands)
Interest-earning assets:
 Loans receivable (1)             $49     $623    $  7     $679     ($37)   $674     ($7)    $630
 Mortgage-backed and
   related securities             (4)       62      (3)      55       (6)    (14)     (1)     (21)
 Investment securities             9        29       1       39       (6)     60      (2)      52
 Other interest-earning
   assets                         (1)        3       -        2        1       3       1        5
                                 ---      ----    ----     ----      ---    ----    ----     ----
Total net change in                -         -       -        -        -       -       -        -
 income on interest-
 earning assets                   53       717       5      775      (48)    723      (9)     666
Interest-bearing liabilities:    ---      ----    ----     ----      ---    ----    ----     ----
 Passbook, NOW and
   money market accounts          10       111       5      126        4       6       1       11
 Certificates of deposits         (6)      284      (1)     277      (43)    182       9      148
 FHLB advances                   (97)      (29)     (7)    (133)      40      20       2       62
                                 ---      ----    ----     ----      ---    ----    ----     ----
 Total net change in
  expense on
  interest-bearing
  liabilities                    (93)      366      (3)     270        1     208      12      221
                                 ---      ----    ----     ----      ---    ----    ----     ----
 Net increase (decrease)
  in net interest income        $146      $351    $  8     $505     ($49)   $515    ($21)    $445
                                ====      ====    ====     ====     ====    ====    ====     ====

-----------------------------------------------------------------------------------------------------------
(1) Does not include interest on loans 90 days or more past due.


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

              [HOUSHOLDER, ARTMAN AND ASSOCIATES, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
Security Bancorp, Inc.
and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Security Bancorp, Inc. and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   /s/Housholder, Artman and Associates, P.C.

January 29, 2000

                  SECURITY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1999 AND 1998

                                                    1999             1998
                                                ------------     -----------
     ASSETS
Cash and cash equivalents                        $ 3,051,147     $ 2,581,175
Investment securities:
  Available-for-sale, at fair value                4,137,746       1,420,248
  Held-to-maturity, at amortized cost -
   fair value of $651,950 (1998)                       -             649,673
Mortgage-backed securities:
  Available-for-sale, at fair value                1,603,757       1,955,990
  Held-to-maturity, at amortized cost -
   fair value of $234,360 (1999) and
   $507,196 (1998)                                   235,585         501,290
Loans receivable, net                             60,188,919      53,472,898
Interest receivable, net                             523,063         468,826
Premises and equipment, net                        1,307,820       1,582,428
Real estate owned, net                               275,873            -
Federal Home Loan Bank stock, at cost                633,000         590,500
Other assets                                         247,267         202,317
                                                ------------    ------------
   Total assets                                 $ 72,204,177    $ 63,425,345
                                                ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                      $ 57,454,842    $ 50,141,580
  Federal Home Loan Bank advances                  6,800,000       5,500,000
  Advances from borrowers for property taxes
  and insurance                                       64,524          71,956
  Federal income taxes payable                        82,034         362,431
  Accrued expenses and other liabilities             295,792         360,403
                                                ------------    ------------
    Total liabilities                             64,697,192      56,436,370

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized and unissued 250,000 shares
  Common stock, $.01 par value,
   3,000,000 shares authorized ;
  436,425 shares issued and outstanding                4,364           4,364
  Additional paid-in capital                       4,143,588       4,109,388
  Unallocated ESOP shares                           (269,992)       (304,985)
  Retained earnings                                3,848,660       3,256,549
  Accumulated other comprehensive income              24,869         218,248
  Restricted treasury stock at cost
   (14,489 and 17,457) shares                       (244,504)       (294,589)
                                                ------------    ------------
    Total stockholders' equity                     7,506,985       6,988,975
                                                ------------    ------------
Total liabilities and stockholders' equity      $ 72,204,177    $ 63,425,345
                                                ============    ============

The accompanying notes are an integral part of these statements.

                   SECURITY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999         1998
                                                     -----------  -----------
Interest income:
  Loans receivable                                   $ 4,923,468  $ 4,245,336
  Investment securities                                  386,494      303,343
  Interest on overnight funds sold                        55,344       43,151
                                                     -----------  -----------
    Total interest income                              5,365,306    4,591,830

Interest expense:
  Deposits                                             2,287,350    1,884,050
  Federal Home Loan Bank advances                        309,061      442,085
                                                     -----------  -----------
    Total interest expense                             2,596,411    2,326,135
                                                     -----------  -----------
    Net interest income                                2,768,895    2,265,695
Provision for loan losses                                159,484      285,123
                                                     -----------  -----------
    Net interest income after provision
    for loan losses                                    2,609,411    1,980,572
                                                     -----------  -----------
Other income:
 Service charges, commissions and fees                   611,151      238,981
 Gain on sale of loans                                   204,312      321,383
 Loan servicing income                                    10,591       14,037
 Gain on sale of investment securities                       313      215,123
 Other                                                    65,061       21,890
                                                     -----------  -----------
    Total other income                                   891,428      811,414

Other expenses:
 Compensation and benefits                             1,154,892      814,301
 Occupancy and equipment expenses                        262,394      247,996
 Federal and other insurance premiums                     57,808       45,482
 Advertising                                              55,713       60,666
 Legal and professional fees                             112,610      134,407
 Other expenses                                          729,119      516,265
                                                     -----------  -----------
    Total other expenses                               2,372,536    1,819,117
                                                     -----------  -----------
Income before income tax expense                       1,128,303      972,869
Income tax expense                                       427,083      370,413
                                                     -----------  -----------
Net income                                               701,220      602,456

Other comprehensive income:
 Net changes in unrealized appreciation of
  available for sale securities and loans
  net of tax of $118,558 in 1999 and $6,979 in 1998     (193,379)     (11,444)
                                                     -----------  -----------
Comprehensive income                                  $  507,841   $  591,012
                                                     ===========  ===========
Basic earning per share                               $     1.78   $     1.50
Diluted earnings per share                            $     1.78   $     1.50

The accompanying notes are an integral part of these statements.

                                   SECURITY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       Accumulated
                                  Additional Unallocated                 Other                  Total
                   Common Stock   ----------------------                 Compre-  Restricted  Stock-
                  --------------    Paid-in      ESOP       Retained     hensive   Treasury    holders'
                  Shares  Amount    Capital      Shares     Earnings     Income     Stock      Equity
                  ------- ------    -------      ------     --------     ------    --------    ------

Balances,
 December 31,
 1997            436,425  $4,364   $4,075,813   $(337,883)  $2,763,197   $229,692   $      -   $6,735,183

ESOP shares
 earned                -       -       33,575      32,898            -          -          -       66,473

Purchase of
 restricted
 treasury stock
 (17,457 shares)       -       -            -           -            -          -   (294,589)    (294,589)

Cash dividends
 declared ($0.25
 per share)            -       -            -           -     (109,104)         -          -     (109,104)

Comprehensive income:
 Net income            -       -            -           -      602,456          -          -      602,456
 Other comprehensive
  income:
   Net change
    in unrealized
    gains on
    securities
    available-
    for-sale,
    net of taxes       -       -            -           -            -    (11,444)         -      (11,444)
Balances,
 December 31,    -------  ------   ----------   ---------   ----------    -------  ---------   ----------
 1998            436,425   4,364    4,109,388    (304,985)   3,256,549    218,248   (294,589)   6,988,975

ESOP shares
 earned                -       -       30,034      34,993            -          -          -       65,027

Allocation of
 earned
 MRP stock             -       -        4,166           -            -          -     50,085       54,251

Cash dividends
 declared ($0.25
 per share)            -       -            -           -     (109,105)         -          -     (109,105)

Comprehensive
 income:
  Net income           -       -            -           -      701,216          -          -      701,216
  Other compre-
   hensive income:
    Net change in
     unrealized
     gains/(losses)
     on securities
     available-for-
     sale, net of
     tax               -       -            -           -            -   (193,379)         -     (193,379)
Balances,
 December 31,    -------  ------   ----------   ---------   ----------    -------  ---------   ----------
 1999            436,425  $4,364   $4,143,588   $(269,992)  $3,848,660    $24,869  $(244,504)  $7,506,985
                 =======  ======   ==========   =========   ==========    =======  =========   ==========

The accompanying notes are an integral part of these statements.

                                                                            16

                   SECURITY BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                      1999           1998
                                                   ----------     ----------
Cash flows from operating activities:

  Net Income                                       $  701,220     $  602,456
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                      86,074         78,959
    Dividend on FHLB stock                            (42,500)       (40,500)
    (Gain) loss on sale of investments                   (313)      (215,123)
    Provision for loan losses                         159,484        285,123
    (Increase) decrease in interest receivable        (54,237)      (105,701)
    (Increase) decrease in other assets               (44,950)      (127,328)
    Increase (decrease) in accrued liabilities        (64,611)       165,748
    Increase (decrease) in income taxes payable      (133,999)        49,061
    Increase (decrease) in deferred taxes payable    (146,398)       (49,657)
    Sale of mortgage loans held for sale            8,821,972      8,115,393
    Originations of mortgage loans held for sale   (8,990,750)    (8,115,393)
    Amortization of premiums on investments           (11,246)       (16,201)
    Gain on sale of property                             -              (257)
    Release of ESOP shares                             34,993         32,898
    Compensation earned under MRP                      50,085           -
                                                   ----------     ----------
    Total adjustments                                (336,396)        57,022
                                                   ----------     ----------
  Net cash provided by operating activities           364,824        659,478
Cash flows from investing activities:
    Loan originations, net of principal payments   (6,982,600)   (10,664,617)
    Purchase of  available for
    sale-investment securities                     (5,462,335)      (500,000)
    Proceeds from  available for
    sale investment securities                      2,550,000        668,479
    Proceeds from available for
    sale mortgage-backed securities                   364,919           -
    Proceeds from maturities and repayments of:
       Held to maturity investment securities         650,000      1,999,950
       Held to maturity mortgage-backed securities    265,705        703,677
    Cash payments for the purchase of property        (41,466)      (558,065)
    Purchase of held to maturity securities              -        (1,384,034)
    Purchases of mortgage-backed securities              -        (1,967,989)
    Proceeds from sale of foreclosed real estate         -             5,472
    Proceeds from sale of property                    230,000           -
                                                   ----------     ----------
  Net cash provided (used) by investing activities (8,425,777)   (11,697,127)
Cash flows from financing activities:
    Net increase (decrease) in deposit accounts     7,313,262     13,080,479
    Proceeds (repayment) of FHLB advances           1,300,000     (1,000,000)
    Net increase (decrease) in escrow accounts         (7,432)        12,778
    Proceeds from issuance of ESOP shares              34,200         33,575
    Dividends paid                                   (109,105)      (109,105)
    Restricted Treasury stock purchased                  -          (294,589)
                                                   ----------     ----------
  Net cash provided by financing activities         8,530,925     11,723,138
                                                   ----------     ----------
Net increase in cash and equivalents                  469,972        685,489
Cash and equivalents, beginning of year             2,581,175      1,895,686
                                                   ----------     ----------
Cash and equivalents, end of year                  $3,051,147     $2,581,175
                                                   ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense                              $2,596,519     $2,316,869
     Income Tax                                       388,000        383,388

The accompanying notes are an integral part of these statements.

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -

The consolidated financial statements as of December 31, 1999 and 1998 and the years then ended, include the accounts of Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Security Federal Savings Bank of McMinnville, Tennessee (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

Organization of Holding Company
-------------------------------
On June 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and became a wholly-owned subsidiary of the Company (the "Conversion"). The Company was formed under Tennessee Law in March 1997 to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no other operations and conducts no business of its own other than owning the Bank, and lending funds to the Bank's Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion.

Nature of Business
------------------
The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate and other loans located primarily in Warren County, Tennessee. At December 31, 1999, the Bank operated two retail-banking offices in McMinnville, Tennessee. The Bank is subject to competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

                        SECURITY BANCORP, INC.
                           AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities
---------------------
The Company classifies its investments, including marketable equity securities, mortgage-backed securities, and mortgage-related securities, in one of three categories:

Trading Account Securities -

Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company did not hold any trading securities at December 31, 1999 or 1998.

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

Loans Held-for-Sale -

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized gains (losses) are reported as a separate component of stockholders' equity until realized.

Loans Receivable
----------------
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted by any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Receivable (continued)
----------------
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such an increase is reported as a component of the provision for loan losses.

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

Federal Home Loan Bank Stock
----------------------------
The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati ("FHLB") in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock, and it has no quoted market value, the Bank's investment in this stock is carried at cost.

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Servicing Rights
-------------------------
Mortgage servicing rights ("MSR") are the rights to service mortgage loans for others which are capitalized and included in "other assets" on the Consolidated Balance Sheets at the lower of their carrying value or fair value. The carrying value of mortgage loans originated or purchased is allocated between the carrying value of the loans and the MSR. Capitalization of the allocated carrying value of MSR occurs when the underlying loans are sold or securitized. MSR's are amortized over the estimated period of and in proportion to net servicing revenues. MSR for loans originated by the Bank prior to 1997 were not capitalized in accordance with the then current accounting standards.

The Company periodically evaluates MSR for impairment by estimating the fair value based on a discounted cash flow methodology. This analysis incorporates current market assumptions, including discount, prepayment and delinquency rates with net cash flows. The predominant characteristics used as the basis for stratifying MSR are investor type, product type and interest rate. If the carrying value of the MSR's exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original carrying value of the MSR.

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

Earnings Per Share
------------------
In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Basic income per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted income per share amounts were computed by dividing net income, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the treasury stock method.
                                   21

                         SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998

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

                        SECURITY BANCORP, INC.
                           AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income
--------------------
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                                     Years Ended December 31,
                                                         1999          1998
                                                         ----          ----
Unrealized holding gains (losses)
 on loans available-for-sale                        $ (52,806)    $   (552)
Unrealized holding gains (losses)
 on available-for-sale securities                    (259,129)     (17,871)
                                                    ---------    ---------
Net unrealized gains (losses)                        (311,935)     (18,423)
Tax effect                                            118,556        6,979
                                                    ---------    ---------
Net of tax amount                                   $(193,379)   $ (11,444)
                                                    =========    =========
Disclosures Regarding Segments
------------------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 without any impact on their consolidated financial statements as the chief operating decision maker reviews the results of operations of the Company and its subsidiaries as a single enterprise.

Trust Department
----------------
Assets under management of the Bank's trust department are not included in these financial statements.

                         SECURITY BANCORP, INC.
                            AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

Investment securities have been classified according to management intent. The amortized cost of securities and their approximate fair values are as follows:

Securities available-for-sale:

                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
December 31, 1999            Cost        Gains        Losses       Value
-----------------          ----------  ----------  -----------  ----------
U. S. Government and
 Federal agencies          $3,989,716  $     -     $  123,285   $3,866,431
FHLMC stock                     5,650     265,665         -        271,315
                           ----------  ----------  ----------   ----------
                            3,995,366     265,665     123,285    4,137,746
Mortgage-backed securities  1,652,665        -         48,908    1,603,757
                           ----------  ----------  ----------   ----------
                           $5,648,031  $  265,665  $  172,193   $5,741,503
                           ==========  ==========  ==========   ==========
December 31, 1998
-----------------
U. S. Government and
 Federal agencies          $1,050,000  $     -     $    1,234   $1,048,766
FHLMC stock                     5,650     365,832        -         371,482
                           ----------  ----------  ----------   ----------
                            1,055,650     365,832       1,234    1,420,248
Mortgage-backed securities  1,967,989        -         11,999    1,955,990
                           ----------  ----------  ----------   ----------
                           $3,023,639  $  365,832  $   13,233   $3,376,238
                           ==========  ==========  ==========   ==========
Securities held-to-maturity:

December 31, 1999
-----------------
Mortgage-backed securitieS $  235,585  $     -     $    1,225   $  234,360
                           ----------  ----------  ----------   ----------
                           $  235,585  $     -     $    1,225   $  234,360
                           ==========  ==========  ==========   ==========
December 31, 1998
-----------------
U. S. Government and
 Federal agencies         $   649,673  $    2,277  $      -     $  651,950

Mortgage-backed securities    501,290       5,906         -        507,196
                           ----------  ----------  ----------   ----------
                           $1,150,963  $    8,183  $      -     $1,159,146
                           ==========  ==========  ==========   ==========

                       SECURITY BANCORP, INC.
                           AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

The fair value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                           December 31, 1999       December 31, 1998
                           ------------------      -------------------
                           Amortized     Fair      Amortized       Fair
                              Cost       Value        Cost         Value
                           ---------     -----     ----------      -----

Available-for-sale:

FHLMC stock               $    5,650  $  271,315  $    5,650    $  371,482
Due in one year or less    1,998,641   1,930,210   1,050,000     1,048,766
Due after one year
 through five years

Due after five years
 through ten years         2,832,965   2,751,180     994,700       984,234
Due after ten years          810,775     788,798     973,289       971,756
                          ----------  ----------  ----------    ----------
                          $5,648,031  $5,741,503  $3,023,639    $3,376,238
                          ==========  ==========  ==========    ==========
Held-to-maturity:

Due in one year or less   $     -     $     -     $     -       $     -
Due after one year
 through five years          235,585     234,360     207,140       207,129
Due after ten years             -           -        943,823       952,017
                          ----------  ----------  ----------    ----------
                          $  235,585  $  234,360  $1,150,963    $1,159,146
                          ==========  ==========  ==========    ==========

At December 31, 1999 and 1998, $1,900,000 and $1,600,000 of securities were pledged as collateral for deposits.

Activities related to the sales of securities are summarized as follows:

                                   1999            1998
                                ---------        --------

Proceeds from sales            $2,550,000        $668,479
Gross gains on sales                  313         215,123

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31, 1999 and 1998 are summarized as follows:

                                                        December 31,
                                                  1999             1998
                                                  ----             ----
First mortgage loans:
  Secured by one-to-four family residences
                                               $37,571,518      $34,031,475
  Secured by commercial real estate              4,856,477        4,489,573
  Real estate development loans                  1,097,005        1,005,436
Construction loans                               2,478,399        3,704,973
                                               -----------      -----------
                                                46,003,399       43,231,457

                           SECURITY BANCORP, INC.
                               AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

NOTE 3 - LOANS RECEIVABLE (continued)

                                                          December 31,
                                                      1999           1998
  Less:
    Undisbursed portion of construction loans
                                                  (884,099)        (647,118)
                                                ----------       ----------
      Total first mortgage loans                45,119,300       42,584,339

Commercial business loans                        6,969,446        6,062,376

Consumer and other loans:
  Automobile                                     3,260,392        1,991,746
  Second mortgage and other                      3,441,242        1,867,859
  Unsecured                                      2,054,392        1,597,470
                                               -----------      -----------
                                                 8,756,026        5,457,075
Less:  deferred loan fees                           (6,468)         (10,985)
          allowance for loan losses               (649,385)        (619,907)
                                               -----------      -----------
                                               $60,188,919      $53,472,898
                                               ===========      ===========
Activity in the allowance for loan losses is as follows:

                                                      December 31,
                                                  1999              1998
                                                  ----              ----
Balance - beginning                            $   619,907      $   339,041
  Provision charged to operations                  159,484          285,123
  Loans charged off                               (155,572)         (15,799)
  Recoveries                                        25,566           11,542
                                               -----------       ----------
Balance - ending                               $   649,385       $  619,907
                                               ===========       ==========

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", requires that the Bank establish a specific allowance on impaired loans and disclosure of the Bank's method of accounting for interest income on impaired loans. The Bank assesses loans delinquent more than 90 days for impairment. Such loans amounted to approximately $261,000 and $562,000 at December 31, 1999 and 1998, respectively, and had an average outstanding balance of approximately $477,000 and $306,000 for the years ended December 31, 1999 and 1998, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Bank has determined that specific allowances on these loans is not required.

Nonperforming loans for which interest has been reduced totalled approximately $147,000 and $377,000 at December 31, 1999 and 1998 respectively. The differences between interest income that would have been recorded under the original terms of such loans and the interest income actually recognized totalled $13,000 and $32,000 for the years ended December 31, 1999 and 1998, respectively.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 3 - LOANS RECEIVABLE (continued)

Commercial loans consist primarily of unsecured business loans and loans secured by equipment and inventory. Other consumer loans consist primarily of unsecured consumer loans and loans secured by deposit accounts.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1999 and 1998 totalled $818,000 and $630,000, respectively.

The Bank's lending activity is concentrated with customers located in the McMinnville and Warren County, Tennessee area.

Loans held for sale totalled $853,000 at December 31, 1999. The fair value of such loans was $800,000.

NOTE 4 - LOAN SERVICING

Mortgage loans serviced for Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans were $26,054,381 and $20,111,630 at December 31, 1999 and 1998, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $85,708 and $60,599 December 31, 1999 and 1998, respectively.

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                        December 31,
                                               1999                 1998
                                               ----                 ----

Investment securities                       $   67,157          $   26,698
Mortgage-backed securities                      10,513               9,650
Loans receivable                               445,393             432,478
                                            ----------          ----------
                                            $  523,063          $  468,826
                                            ==========          ==========
NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classification as follows:

                                                        December 31,
                                               1999                 1998
                                               ----                 ----

Land                                        $  515,500          $  800,500
Building                                       788,293             717,363
Furniture and equipment                        468,415             442,879
                                            ----------           ---------
                                             1,772,208           1,960,742
Less:  accumulated depreciation               (464,388)           (378,314)
                                            ----------           ---------
                                            $1,307,820          $1,582,428
                                            ==========          ==========

Depreciation expense was $86,074 and $78,959 in 1999 and 1998, respectively.

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 1999 and 1998 are summarized as follows:

                                                     December 31,
                                                1999               1998
                                               -----               ----
Demand deposits, noninterest-bearing       $ 4,904,500       $ 4,205,524
NOW and money market accounts -
 2.95% (1999) and 3.02% (1998)               7,877,524         5,562,461
Passbook accounts -
 3.01% (1999) and 2.96% (1998)               5,714,962         5,000,245
                                           -----------       -----------
  Total Demand, NOW and Passbook Accounts   18,496,986        14,768,230

Certificates of deposit:
    3.01% to 4.00%                              11,566           380,683
    4.01% to 5.00%                          17,907,657         6,777,332
    5.01% to 6.00%                          20,679,891        26,764,078
    6.01% to 7.00%                             358,742         1,451,257
                                           -----------       -----------
  Total certificates of deposit             38,957,856        35,373,350
                                           -----------       -----------
                                           $57,454,842       $50,141,580
                                           ===========       ===========

Interest expense on deposits is as follows:

                                                      December 31,
                                               1999               1998
                                               ----               ----
NOW and money market accounts              $   200,256       $    94,442
Passbook accounts                              159,657           140,608
Certificates of deposit                      1,927,437         1,649,000
                                           -----------       -----------
                                           $ 2,287,350       $ 1,884,050
                                           ===========       ===========

Certificate of deposit maturities are summarized below:

                                   Average               Average
                                    Rate       1999        Rate      1998
                                    ----       ----       -----      ----
Within 1 year                       5.15%   $28,261,580   5.27%  $24,475,094
After 1 year but within 2 years     5.39      6,301,339   5.51     7,128,927
After 2 years but within 3 years    5.55      2,894,761   5.80     1,684,168
After 3 years but within 4 years    5.48        830,000   5.90     1,465,179
After 4 years but within 5 years    5.57        670,176   5.67       619,982
                                    ----    -----------   ----   -----------
                                    5.23%   $38,957,856   5.37%  $35,373,350
                                    ====    ===========   ====   ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $8,377,000 and $7,621,000 at December 31, 1999 and 1998,
respectively.  Deposit accounts in excess of $100,000 are not federally insured.
                                    28

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                  1999             1998
                                                  ----             ----
Short-term advances                            $  1,300,000    $       -
Long-term advances                                5,500,000       5,500,000
                                               ------------    ------------
                                               $  6,800,000    $  5,500,000
                                               ============    ============

The short-term advances are due ninety days from issuance. Long-term advances at December 31, 1999 mature as follows:

                               Weighted
    Year Ending            Average Rate at
    December 31,          December 31, 1999             Amount
   -------------          -----------------             -------
       2000                       -                    $     -
       2001                      5.87%                  2,500,000
       2002                       -                          -
       2003                      4.70%                  3,000,000
                                                       ----------
                                                       $5,500,000
                                                       ==========
At December 31, 1999, the Bank's FHLB stock with a carrying value of $633,000 and residential real estate loans with outstanding balances totalling $10,200,000 were pledged under a blanket agreement as collateral for FHLB advances. At December 31, 1999, the total available borrowing capacity from the FHLB was $12,660,000.

NOTE 9 - INCOME TAX MATTERS

Under the Internal Revenue Code, the Bank was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purposes of absorbing losses. Through 1996, the provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. Legislation passed in 1996 eliminates the percentage of taxable income method as an option for computing bad debt deductions in all future years. The Bank will still be permitted to take deductions for bad debts, but will be required to compute such deductions using an experience method.

At December 31, 1999, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $504,000, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The unrecorded deferred income tax liability on the above amount was approximately $191,000 as of December 31, 1999. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank's effective tax rate would increase to the maximum percent under existing law.
                                 29

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 9 - INCOME TAX MATTERS (continued)

Income tax expense for 1999 and 1998 is comprised of the following:

                                       1999                   1998
                                       ----                   ----
Federal:
  Current                            $385,064               $361,188
  Deferred                            (25,845)               (44,431)
State:
  Current                              72,260                 58,883
  Deferred                             (4,396)                (5,227)
                                     --------               --------
                                     $427,083               $370,413
                                     ========               ========

A reconciliation of the actual income tax expense to the "expected" tax expense (computed by applying the federal statutory tax rate to earnings before income tax expense) is as follows:

                                   1999                       1998
                             -------------------        -------------------
                                       Effective                  Effective
                             Amount     Tax Rate        Amount     Tax Rate
                             ------    ---------        ------    ----------
Computed "expected" tax
 expense                    $383,623     34.0%        $330,775       34.0%
Increases (reductions)
 in tax resulting from:
  State income taxes,
  net of Federal income
  tax benefit                 45,132      4.0           39,638        4.0
Other items, net              (1,672)     (.2)            -            -
                            --------     -----        --------       ----
     Income tax expense     $427,083     37.8%        $370,413       38.0%
                            ========     =====        ========       ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of liabilities and assets for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax liabilities and assets are as follows:

                                                    December 31,
                                             1999                  1998
                                             ----                  ----
Deferred tax liabilities:
  Depreciation                            $ 51,911               $ 46,845
  Federal Home Loan Bank of
   Cincinnati stock dividend               133,466                117,316
  Unrealized gain on available-
   for-sale securities and loans            15,242                133,988
  Mortgage servicing rights                 54,975                 43,239
Deferred tax assets:
  Allowance for loan losses               (206,961)              (146,357)
                                          --------               --------
        Net deferred tax liability        $ 48,633               $195,031
                                          ========               ========

                           SECURITY BANCORP, INC.
                             AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the OTS, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the following tables. On December 31, 1999, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital levels and ratios relative to its minimum capital requirement:

                                        As of December 31, 1999
                                        -----------------------
                                  Actual Capital       Required Capital
                                  --------------       ----------------
                                  Amount    Ratio      Amount      Ratio
                                  ------    -----      ------      -----
OTS capital adequacy
  Tangible capital             $7,083,000    9.81%   $1,083,000     1.50%
  Core capital                  7,083,000    9.81     2,887,000     3.00
  Risk-based capital            7,745,000   15.19     4,079,000     8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital       7,083,000    9.81     3,610,000     5.00
  Tier 1 risk-based capital     7,083,000   13.89     3,059,000     6.00
  Total risk-based capital      7,745,000   15.19     5,098,000    10.00

                                        As of December 31, 1998
                                        -----------------------
                                  Actual Capital       Required Capital
                                  --------------       ----------------
                                  Amount    Ratio      Amount      Ratio
                                  ------    -----      ------      -----
OTS capital adequacy
  Tangible capital             $6,316,000   9.99%    $  948,000     1.50%
  Core capital                  6,316,000   9.99      1,896,000     3.00
  Risk-based capital            6,936,000  15.68      3,539,000     8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital       6,316,000   9.99      3,160,000     5.00
  Tier 1 risk-based capital     6,316,000  14.28      2,654,000     6.00
  Total risk-based capital      6,936,000  15.68      4,423,500    10.00

                          SECURITY BANCORP, INC.
                            AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 11 - STOCKHOLDERS' EQUITY

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

In addition, as a Tier I institution, or an institution that meets all of its fully phased-in capital requirements, the Bank may pay a cash dividend to the Company with notification, but without prior OTS approval, during a calendar year an amount not to exceed the greater of 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four quarter period. The Company paid cash dividends of $.25 per share during the years ended December 31, 1999 and 1998.

NOTE 12 - RETIREMENT PLAN AND OTHER BENEFITS

Employee Stock Ownership Plan - ("ESOP")

Effective June 30, 1997, the Bank adopted an ESOP in connection with the Conversion. The ESOP is designed to provide retirement benefits for eligible employees of the Bank. Because the Plan invests primarily in the stock of the Company, it also gives eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation.

During June 1997, the Company issued a total of 34,914 shares to the ESOP at a total purchase price of $349,140. The purchase was made from the proceeds of a $349,140 loan from the Company, bearing interest at 8.50%. The loan will be repaid by contributions the Bank makes to the ESOP. In 1999 and 1998 the Bank recorded a charge to compensation and employee benefits expense of $55,158 and $26,190, respectively, related to the ESOP, including $20,244 and $14,933, respectively, related to the appreciation in the fair value of allocated ESOP shares. The loan will be repaid over a period of approximately eight years, principally with funds from the Bank's future contributions to ESOP, subject to Internal Revenue Service limitations.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

NOTE 12 - RETIREMENT PLAN AND OTHER BENEFITS (continued)

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

At December 31, 1999, shares held in suspense to be released annually as the loan is paid down amounted to 26,186 shares. The fair value of unallocated ESOP shares was $418,976 at December 31, 1999. Any dividends on allocated ESOP shares are held in escrow for the participant, dividends on unallocated ESOP shares are used to repay the loan and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

Profit Sharing Plan -

The Bank's pension expense and contributions for 1999 and 1998 were $24,902 and $26,018, respectively, related to their 401(K) profit sharing plan. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Employer and employee contributions to the plan are discretionary. Any employer contributions vest on a graduated schedule from two to six years of service.

NOTE 13 - STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN

Stock Option Plan -

The Company's stockholders and Board of Directors approved the Company's 1998 Stock Option Plan and the Bank's Management Recognition and Development Plan (the "MRP"), effective on July 1, 1998.

The Stock Option Plan makes available options to purchase 43,642 shares, or 10% of the shares issued in the conversion to employees and directors. Options granted under the Stock Option Plan have a vesting schedule which provides that 20% of the options granted vest in the first year, and 20% will vest on each subsequent anniversary date, so that options would be completely vested within five years from the date of grant. Options become 100% vested upon death or disability, if earlier. Unexercised options expire within ten years from the date of grant.

The Company has elected to follow APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options as permitted under SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". In accordance with APB 25, no compensation cost is recognized by the Company when stock options are granted because the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant. As required by SFAS 123, disclosures are presented below for the effect on the net income and net income per share that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS 123 are not necessarily indicative of future effects.

                            SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998

NOTE 13   STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN (continued)

                                                 1999            1998
                                                 ----            ----
Net income:
  As reported                                  $701,220       $602,456
  Pro forma                                     676,567        582,411
Earnings per share
  As reported:
    Basic                                      $   1.78       $   1.50
    Diluted                                        1.78           1.50
  Pro forma:
    Basic                                          1.72           1.45
    Diluted                                        1.72           1.45

At December 31, 1999, 37,095 options have been granted at an exercise price of $17.25, of which 29,676 options are currently unexercisable, and all options granted are outstanding at December 31, 1999.

Management Recognition Plan ("MRP") -

The MRP serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. Shares of the Company's common stock awarded under the MRP vest equally over a five year period. Compensation expense related to those shares is recognized on a straight-line basis corresponding with the vesting period. Prior to vesting, each participant granted shares under the MRP may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares. On July 1, 1998, 14,839 shares were awarded but unearned to participants under the MRP. On September 9, 1998, the Company purchased 17,457 common shares in the open market to fund the MRP. These shares are held as restricted treasury stock. During 1999, 2,968 shares vested to participants in the MRP, and no shares were forfeited under the MRP. Total compensation expense associated with the MRP for the years ended December 31, 1999 and 1998 was $50,450 and $25,750, respectively.

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

Financial Instruments with Off-Balance-Sheet Risk
 at December 31, 1999:
  Contractual commitments to extend credit                    $3,551,684
  Commercial letters of credit                                   590,000

                         SECURITY BANCORP, INC.
                            AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

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

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan, which have not been allocated to participant accounts are not assumed to be outstanding. Stock-based compensation grants have not been included in the diluted earnings per share since they are antidilutive. The following are reconciliations of the amounts used in the per share calculations:

                                         For the Year Ended December 31, 1999
                                         ------------------------------------
                                         Income           Shares    Per Share
                                        (Numerator)   (Denominator)   Amount
                                         ----------   ------------  ---------
Basic and Diluted
  Earnings per share (EPS)                $701,220        394,003      $1.78



                                         For the Year Ended December 31, 1998
                                         ------------------------------------
                                         Income           Shares    Per Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  ------------- ---------
Basic and Diluted
  Earnings per share (EPS)                $602,456        401,297      $1.50

                          SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, as described in Note 1, are as follows:



                                                     December 31, 1999
                                            ---------------------------------
                                               Carrying            Fair
                                                Amount             Value
                                            -----------         -----------
Financial assets:
  Cash and cash equivalents                 $ 3,051,147         $ 3,051,147
  Investment securities                       3,995,366           4,137,746
  Mortgage-backed securities                  1,888,250           1,838,117
  Loans receivable, net                      60,188,919          60,503,510

Financial liabilities:
  Deposits                                   57,454,842          57,199,112
  Federal Home Loan Bank advances             6,800,000           6,789,000


                                                      December 31, 1998
                                            ---------------------------------
                                               Carrying            Fair
                                                Amount             Value
                                            -----------          ----------
Financial assets:
  Cash and cash equivalents                 $ 2,581,175         $ 2,581,175
  Investment securities                       2,069,921           2,072,198
  Mortgage-backed securities                  2,457,280           2,463,186
  Loans receivable, net                      53,472,898          54,014,755

Financial liabilities:
  Deposits                                   50,141,580          50,642,996
  Federal Home Loan Bank advances             5,500,000           5,627,600

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions.

The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.

                        SECURITY BANCORP, INC.
                           AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR DECEMBER 31, 1999 AND 1998

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Security Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                       December 31,
                                                 1999                1998
                                                 ----                ----
CONDENSED BALANCE SHEET

ASSETS
  Cash and cash equivalents                   $  67,240          $  152,291
  ESOP note receivable                           269,992            304,985
  Investment in subsidiary                     7,108,118          6,533,497
  Other assets                                    67,799               -
                                              ----------         ----------
    Total Assets                              $7,513,149         $6,990,773
                                              ==========         ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued liabilities                         $    4,364         $      -
  Accrued income taxes                             1,800              1,800
  Stockholders' equity                         7,506,985          6,988,973
    Total liabilities and                     ----------         ----------
     stockholders' equity                     $7,513,149         $6,990,773
                                              ==========         ==========

                                                 Years Ended December 31,

                                                 1999                1998
                                                 ----                ----
CONDENSED STATEMENT OF INCOME

  Interest and dividend income$                   33,570         $   30,510
  Expenses                                        35,322             38,512
                                              ----------         ----------
    Income (loss) before equity
     in undistributed earnings
     of subsidiary and income taxes               (1,752)            (8,002)
  Equity in earnings of subsidiary               702,972            607,257
                                              ----------         ----------
    INCOME BEFORE INCOME TAXES                   701,220            599,255
  Income tax expense (credit)                       -                (3,200)
                                              ----------         ----------
    NET INCOME                                $  701,220         $  602,455
                                              ==========         ==========
CONDENSED STATEMENT OF CASH FLOWS
  Cash flows from operating
   activities:
    Net income                                $  701,220         $  602,455
    Adjustments to reconcile net
    income to net cash provided
    from operating activities:
    Equity earnings from subsidiary             (702,972)          (607,257)
    (Increase) decrease in accounts
     receivable                                  (13,051)              -
    Increase (decrease) in income
     taxes payable                                  -                (3,200)
    Increase (decrease) in accrued
     liabilities                                   4,364               -

                                              ----------         ----------

NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                        (10,439)            (8,002)

                          SECURITY BANCORP, INC.
                             AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (continued)

                                                   Years Ended December 31,

                                                  1999                1998
                                                  ----                ----
Cash flows from investing activities:
    Upstream dividend from subsidiary               -                450,000
    Investment in insurance stock                   (500)               -
    Purchase of MRP restricted  shares              -               (294,589)
                                              ----------          ----------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                            (500)            155,411

  Cash flows from financing activities:
    Dividend paid                               (109,105)           (109,106)
    Principal collected on ESOP note
      receivable                                  34,993              32,898
                                              ----------          ----------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         (74,112)             76,208
                                              ----------          ----------
    NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                 (85,051)             71,201

Cash and cash equivalents at
 beginning of year                               152,291              81,090
                                              ----------          ----------
Cash and cash equivalents
  at end of year                              $   67,240          $  152,291
                                              ==========          ==========
NOTE 18   FUTURE REPORTING REQUIREMENT

The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has not been required to adopt as of December 31, 1999. This Statement, which is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. This Statement is not expected to have a significant impact on the Company.

                         DIRECTORS AND OFFICERS
                                   of
                         SECURITY BANCORP, INC.

Directors                               Officers
---------                               --------

Joe H. Pugh                             Joe H. Pugh
President and Chief Executive Officer   President and Chief Executive Officer

Don Collette                            Dr. R. Neil Schultz
Chairman of the Board                   Secretary
Retired General Manager of
McMinnville Electric System             John Duncan
                                        Chief Financial Officer
Dr. John T. Mason, III
Vice Chairman of the Board
Retired Professor of Chemical Engineering
At Tennessee Technological University

Robert Newman
Attorney

Dr. R. Neil Schultz
Retired Orthodontist

Dr. Franklin J. Noblin
Retired Dentist

Earl Barr
Owner and Manager of Barr's, Inc., a
retail furniture store

                         DIRECTORS AND OFFICERS
                                   of
                     SECURITY FEDERAL SAVINGS BANK OF
                             MCMINNVILLE, TN

Directors                                Officers
---------                                --------

Joe H. Pugh                              Joe H. Pugh
President and Chief Executive Officer    President and Chief Executive Officer

Don Collette                             Ray Talbert
Chairman of the Board, Retired General   Executive Vice President
Manager of McMinnville Electric System
                                         Dr. R. Neil Schultz
Dr. John T. Mason, III                   Secretary
Vice Chairman of the Board, Retired
Professor of Chemical Engineering at     John Duncan
Tennessee Technological University       Vice President & Chief Financial
                                         Officer
Robert Newman
Attorney                                 Nita Baggett
                                         Senior Vice President

Dr. R. Neil Schultz                      Ken Martin
Retired Orthodontist                     Senior Vice President

Dr. Franklin J. Noblin                   Kenneth W. Smith
Retired Dentist                          Senior Vice President

Earl Barr                                Johnnie Hughes
Owner and Manager of Barr's, Inc.        Vice President

                                         Shannon L. Haston
                                         Vice President

                                         Maxine Bates
                                         Assistant Vice President

                                         Barbara Page
                                         Assistant Vice President

                          CORPORATE INFORMATION

Corporate Headquarters                   Common Stock

306 West Main Street                     Traded over-the-counter on
McMinnville, Tennessee  37110            the OTC Electronic Bulletin
                                         Board under the symbol:  SCYT

Independent Auditors                     10-KSB Information

Housholder, Artman & Associates, PC      A copy of the Form 10-KSB will
Tullahoma, Tennessee                     be furnished without charge to
                                         Stockholders of record upon
                                         written request to the Secretary,
General Counsel                          Security Bancorp, Inc., P.O. Box
                                         7027, McMinnville, Tennessee 37111
Stanley & Bratcher & Stanley
McMinnville, Tennessee


Special Securities Counsel

Breyer & Associates PC
Washington, D.C.


Transfer Agent

Registrar and Transfer Company
Cranford, New Jersey

                              ANNUAL MEETING

The annual meeting of the stockholders will be held Wednesday, April 19, 2000 at 2:00 p.m., Central Time, at the Bank's main office at 306 West Main Street, McMinnville, Tennessee.

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

---------------
(a) The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

                                Exhibit 23

                           Consent of Auditors

               [Housholder, Artman and Associates, P.C. Letterhead]


                          Independent Accountant's Consent
                          ________________________________

The Board of Directors and Stockholders
Security Bancorp, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-69573) of Security Bancorp, Inc. of our report dated January 29, 2000 appearing on page 13 of the 1999 Annual Report which report appears in the December 31, 1999 annual report on Form 10-KSB of Security Bancorp, Inc.

/s/Housholder, Artman and Associates, P.C.

Tullahoma, Tennessee
March 20, 2000

                                Exhibit 27
                         Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Security Bancorp, Inc. for the year ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.

                    Financial Data
                as of or for the year
Item Number    ended December 31, 1999  Item Description
-----------    -----------------------  ----------------

9-03 (1)               $3,051           Cash and due from Banks
9-03 (2)                   --           Interest-bearing deposits
9-03 (3)                   --           Federal funds sold - purchased
                                          securities for resale
9-03 (4)                   --           Trading account assets
9-03 (6)                5,742           Investment and mortgage backed
                                          securities held for sale
9-03 (6)                  236           Investment and mortgage backed
                                          securities held to
                                          maturity - carrying value
9-03 (6)                  234           Investment and mortgage backed
                                          securities held to
                                          maturity - market value
9-03 (7)               60,189           Loans
9-03 (7)(2)               649           Allowance for losses
9-03 (11)              72,204           Total assets
9-03 (12)              57,455           Deposits
9-03 (13)               1,300           Short-term borrowings
9-03 (15)                 442           Other liabilities
9-03 (16)               5,500           Long-term debt
9-03 (19)                  --           Preferred stock - mandatory redemption
9-03 (20)                  --           Preferred stock - no mandatory
                                          redemption
9-03 (21)                   4           Common stocks
9-03 (22)               7,503           Other stockholders' equity
9-03 (23)              72,204           Total liabilities and stockholders'
                                          equity
9-04 (1)                4,923           Interest and fees on loans
9-04 (2)                  387           Interest and dividends on investments
9-04 (4)                   55           Other interest income
9-04 (5)                5,365           Total interest income
9-04 (6)                2,287           Interest on deposits
9-04 (9)                2,596           Total interest expense
9-04 (10)               2,769           Net interest income
9-04 (11)                 159           Provision for loan losses
9-04 (13)(h)               --           Investment securities gains/(losses)
9-04 (14)               2,373           Other expenses
9-04 (15)               1,128           Income/loss before income tax
9-04 (17)               1,128           Income/loss before extraordinary items
9-04 (18)                  --           Extraordinary items, less tax
9-04 (19)                  --           Cumulative change in accounting
                                           principles
9-04 (20)                 701           Net income or loss
9-04 (21)                1.78           Earnings per share - primary
9-04 (21)                1.78           Earnings per share - fully diluted
I.B. 5                   8.47           Net yield - interest earning assets -
                                           actual
III.C.1. (a)              147           Loans on non-accrual
III.C.1. (b)              114           Accruing loans past due 90 days or
                                           more
III.C.2. (c)               --           Troubled debt restructuring
III.C.2                    --           Potential problem loans
IV.A.1                    620           Allowance for loan loss - beginning of
                                           period
IV.A.2                    156           Total chargeoffs
IV.A.3                     26           Total recoveries
IV.A.4                    649           Allowance for loan loss - end of
                                          period
IV.B.1                     --           Loan loss allowance allocated to
                                          domestic loans
IV.B.2                     --           Loan loss allowance allocated to
                                          foreign loans
IV.B.3                    649           Loan loss allowance - unallocated