Form 10QSB
period 2000-03-31
SECURITY BANCORP INC /TN
filed 2000-05-15
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

 For the quarterly period ended          March 31, 2000       .
                                -------------------------------
     Transition report under Section 13 or 15(d) of the Exchange Act
---

  For the transition period from                    to
                                --------------------  --------------------

Commission file number        0-22553
                              -------
                                   SECURITY BANCORP, INC.
-----------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          Tennessee                                             62-1682697
--------------------------                               --------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

               306 West Main Street, McMinnville, TN  37110
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

      X  Yes                 No
     --                  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                              436,425 shares outstanding on April 30, 2000

Transitional Small Business Disclosure Format (check one):

         Yes              X  No
      --                ----

                Security Bancorp, Inc. and Subsidiary

                       McMinnville, Tennessee

                                INDEX

PART I                                                           Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1999 and March 31, 2000 . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three month periods
  ended March 31, 1999 and 2000. . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the three months ended March 31, 1999 and 2000 . . . . . . . . . 6

Notes to (Unaudited) Consolidated Financial Statements . . . . . . . 7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . .9-12


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .13

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . .13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .13

Item 4. Submission of Matters to a Vote of Security Holders. . . . . .13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 1.  Financial Statements

                Security Bancorp, Inc. and Subsidiary
                     Consolidated Balance Sheets
                             (Unaudited)
               (in thousands except share information)

               ASSETS                     December 31,             March 31,
                                             1999                   2000

Cash and noninterest earning deposits       $   3,051          $    5,202
Investment Securities:  held to maturity          236                 216
   available for sale                           5,742               5,649
Loans receivable, net                          60,189              60,953
Real estate owned                                 275                 180
Premises and equipment, net                     1,308               1,338
Federal Home Loan Bank stock                      633                 644
Accrued interest receivable                       523                 568
Prepaid expenses and other assets                 247                 258
                                            ---------            --------
     TOTAL ASSETS                            $ 72,204            $ 75,008
                                            =========            ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                      $57,455            $ 61,231
FHLB borrowings                                 6,800               5,500
Advances from borrowers for property taxes
and insurance                                      64                 251
Accrued expenses and other liabilities            296                 250
Federal income taxes payable                       82                  83
                                            ---------            --------
     Total Liabilities                         64,697              67,315

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par
 value, issued and outstanding)                     4                   4
Paid-in capital                                 4,144               4,151
Treasury stock, at cost                          (244)               (244)
Retained earnings                               3,848               4,034
Unrealized gain on securities available
     for sale,  net of income taxes                25                  11
Employee Stock Ownership Plan (ESOP)
 borrowing                                       (270)               (263)
                                             ---------           ---------
  Total stockholders' equity                    7,507               7,693
                                             ---------           ---------
  Total Liabilities and Stockholders' Equity $ 72,204            $ 75,008
                                             =========           =========

     The accompanying notes are an integral part of these consolidated financial statements.

                Security Bancorp, Inc. and Subsidiary
                  Consolidated Statements of Income
                             (Unaudited)
            (in thousands, except per share information)

                                                       For Three Months
                                                       Ended March 31,
                                                       1999            2000
INTEREST INCOME:
 Loans                                                $1,153        $ 1,320
 Investments                                              61             93
 Interest earning deposits                                 9             16
                                                      ------        --------
   Total interest income                               1,223          1,429

INTEREST EXPENSE:
Deposits                                                 546            630
Advances                                                  78             82
                                                      ---- -        --------
 Interest expense                                        624            712
 Provision for loan losses                                34             45
    Net interest income after                         --- --        --------
    provision for loan losses                            565            672

NON-INTEREST INCOME:
 Other                                                   281            254
                                                      ------        --------
  Total non-interest income                              281            254
NON-INTEREST EXPENSES
 Compensation                                            228            260
 Other employee benefits                                  81             84
 Net occupancy expense                                    69             71
 Deposit insurance premiums                                6              3
 Data processing                                          69             92
 Other                                                   106            111
                                                      ------        --------
  Total non-interest expenses                            559            621

  Income before income taxes                             287            305
Income tax expense                                       112            119
                                                      ------        --------
   Net income                                            175            186
Other comprehensive income, net of tax:
 (See Note 4)
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising for
   the three month period, before tax $(34) for
    1999 and $(22) for 2000.                             (21)           (14)
                                                      ------        --------
    Comprehensive income                              $  154          $ 172
                                                      ======        ========
Weighted average shares outstanding:
  (See Note 3)                                       391,581        398,037
    Basic earnings per share                         $   .45        $   .47

The accompanying notes are an integral part of these consolidated financial statements.
                              4

                                     SECURITY BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Stockholders' Equity
                                               (Unaudited)
                                  (in thousands, except share information)

                                                                    Unrealized
                          Common Stock     Paid-in    Retained      Gain on        ESOP     Treasury
                        Shares    Amount    Capital    Earnings    Securities    Borrowing  Stock Total
Balance at
 12/31/99              436,425      $4      $4,144     $3,848         $25        $(270)    $(244) $7,507

Treasury Stock,
    at cost                         --         --        --             -           --      --       --

  Net Income                        --         --         186          --           --      --       186

Unrealized gain
 on securities
 available for                       -          -         -           (14)            -      --       (14)
  sale, net of
 income taxes

   Dividend                         --         --          -            -            --      --       --

ESOP shares                          -          7         -             -             7      --       14
  earned                            --      ------     ------         ---         ------ -------  ------

Balance at 3/31/00     436,425      $4      $4,151     $4,034         $11         $(263)  $(244)  $7,693
                                    ==      ======     ======         ===         ======  ======  ======

The accompanying notes are an integral part of these consolidated financial statements.



                Security Bancorp. Inc. and Subsidiary
                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (in thousands)

                                                 Three months Ended March 31,
                                                       1999           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $    175           $186
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          20             22
  Dividend on FHLB stock                                (10)           (11)
  Provision for loan losses                              34             45
  (Increase) decrease in interest receivable            (88)           (45)
  (Increase) decrease in other assets                   (58)           (11)
  Increase (decrease) in accrued liabilities           (108)           (38)
  Increase (decrease) in income taxes payable           (84)             1
  Increase (decrease) in deferred taxes payable         (16)            (8)
  Sale of mortgage loans held for sale                3,960          1,159
  Originations of mortgage loans held for sale       (5,553)        (1,219)
                                                    --------       --------
  Total adjustments                                  (1,903)          (105)
                                                    --------       --------
Net cash provided by operating activities            (1,728)            81

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments           810           (619)
  Purchase of:
    Available for sale - investment securities         (499)            -
    Held to maturity - investment securities             -              -
  Proceeds from sale of:
    Available for sale - investment securities           -              -
    Available for sale - mortgage-backed securities      -              -
  Proceeds from maturities and repayments of:
    Available for sale -  investment securities         550             -
    Held to maturity - mortgage-backed securities       201            19
    Available for sale - mortgage-backed securities      97            59
  Cash payments for the purchase of property            (10)          (52)
                                                    --------      --------
Net cash provided (used) by investing activities      1,149          (593)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts         2,363         3,776
  Repayment of FHLB advances                             -         (1,300)
  Net increase (decrease) in escrow accounts             61           187
                                                    --------      --------
Net cash provided (used) by financing activities      2,424         2,663

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       1,845         2,151

CASH AND EQUIVALENTS, BEGINNING OF YEAR               2,592         3,051
                                                    --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                $  4,437       $ 5,202
                                                   =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                  $   625       $   712
  Income taxes                                      $   160       $    27

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended March 31, 1999 and March 31, 2000 based upon weighted average common shares outstanding of 391,581 and 398,037, respectively.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On March 31, 2000, the loan had an outstanding balance of approximately $263,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three months ending March 31, 2000, compensation expense was approximately $14,000. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 2000, the ESOP had 8,728 allocated shares and 26,186 unallocated shares.

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

At March 31, 2000, all options that had been granted had an exercise price of $17.25, of which 37,095 options are currently unexercisable and all options granted are outstanding at March 31, 2000.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP was $12,000 and $14,000 for the three months ended March 31, 2000 and March 31, 1999, respectively.

8.  ASSET QUALITY

At March 31, 2000, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $33,000.
As a percentage of net loans receivable at March 31, 2000, nonperforming loans was .1%. Total nonperforming assets as a percentage of total assets at March 31, 2000 were .3%.


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

This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly, there can be no assurance that many of these strategies will be implemented or, if implemented, achieve the amounts described or within the time periods currently estimated.

Comparison of Financial Condition at December 31, 1999 and March 31, 2000

The Company's total consolidated assets increased by approximately $2.8 million or 3.9%, from $72.2 million at December 31, 1999 to $75.0 million at March 31, 2000. The increase in assets for the period was primarily attributable to an increase in loans receivable and noninterest bearing deposits.

Loans receivable, net, were $61.0 million at March 31, 2000 compared to $60.2 million at December 31, 1999, a 1.3% increase. This increase was attributable to an increase in first mortgage residential loans of $300,000, an increase in commercial business and real estate loans of $100,000, and an increase in consumer loans of $400,000.

Deposits increased $3.8 million or 6.6%, from $57.5 million at December 31, 1999 to $61.2 million at March 31, 2000. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three months Ended March 31, 1999 and 2000.

Net Income. Net income for the three months ended March 31, 2000 was $186,000 compared to $175,000 for the same quarter last year. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.00% for the three months ended March 31, 2000.

Net Interest Income. Net interest income increased $107,000 or 18.9% from $565,000 for the three months ended March 31, 1999 to $672,000 for the three months ended March 31, 2000. The interest rate spread increased from 4.15% for three months ending March 31, 1999 to 4.21% for the three months ending March 31, 2000 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings increasing at a slower rate.

Total interest income increased $206,000 from $1.2 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000. Interest on loans increased $167,000 or 14.5% as a result of a $6.7 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans

Interest expense increased $88,000 from $624,000 for the three months ended March 31, 1999 to $712,000 for the three months ended March 31, 2000. The increase for the three months ending March 31, 2000 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $45,000 for the three months ended March 31, 2000 compared to $34,000 for the same period a year earlier. The higher provision for loan losses for the three months ended March 31, 2000 was due to the corresponding large volume of loan originations. Management deemed the allowance for loan losses adequate at March 31, 2000.

Noninterest Income. Noninterest income decreased 10.0% to $254,000 for the three months ended March 31, 2000 from $281,000 for the three months ended March 31, 1999. The decrease was attributable to a decline in income from the mortgage banking department as a result of lower loan originations caused by an increase in market interest rates.

Noninterest Expense. Noninterest expenses increased 11.1% to $621,000 for the three months ended March 31, 2000 from $559,000 for the three months ended March 31, 1999. Compensation and benefits increased to $344,000 for the three months ended March 31, 2000 from $309,000 for the three months ended March 31, 1999. Data processing expenses increased to $92,000 for the three months ended March 31, 2000 from $69,000 for the three months ended March 31, 2000 primarily as a result of increased service bureau expense for the bank and data processing for the trust department.

Income Taxes. Income tax expense for the three months ending March 31, 2000 was $119,000 compared to $112,000 for the three months ending March 31, 1999. This increase was the result of pre-tax income increasing for the three months ending March 31, 2000.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2000, the Savings Bank's liquidity ratio was 10.4% (required ratio at that date was 4% pursuant to OTS regulations). At March 31, 2000, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.9 million and unfunded letters of credit of $590,000. At March 31, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2000, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at March 31, 2000. The Savings Bank had the following regulatory capital ratios at March 31, 2000:

                              Security Federal Savings Bank
                                       (Unaudited)




As of March 31, 2000                    Actual               For Capital         Categorized as
                                                         Adequacy Purposes      "Well Capitalized"

                                   Amount    Ratio        Amount    Ratio         Amount    Ratio

Total Capital
(to risk weighted assets)         $ 7,930   15.47%        $4,102    8.00%        $ 5,127    10.00%

Tier I Capital
(to risk weighted assets)           7,282   14.20%         2,051    4.00%          3,076     6.00%

Tier 1 Capital
(to adjusted total assets)          7,282    9.71%         2,250    3.00%          3,750     5.00%

Tangible Capital
(to tangible assets)                7,282    9.71%         1,125    1.50%           N/A       ---

 As categorized under the OTS Prompt Corrective Action Provisions.



PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                                Security Bancorp, Inc.




Date: May 12, 2000                  By /s/ Joe H. Pugh
                                    Joe H. Pugh
                                    President and Chief Executive Officer






                                Security Bancorp, Inc.




Date: May 12, 2000                  By /s/ John W. Duncan
                                    John W. Duncan
                                    Chief Financial Officer