Form 10QSB
period 2000-06-30
SECURITY BANCORP INC /TN
filed 2000-08-14
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

 For the quarterly period ended          June 30, 2000         .
                                -------------------------------
     Transition report under Section 13 or 15(d) of the Exchange Act
---

  For the transition period from                    to
                                --------------------  --------------------

Commission file number        0-22553
                              -------
                             SECURITY BANCORP, INC.
-----------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          Tennessee                                             62-1682697
------------------------------------                     --------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

               306 West Main Street, McMinnville, TN  37110
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

                                 436,425 shares outstanding on July 31, 2000

Transitional Small Business Disclosure Format (check one):

         Yes              X  No
     ---                 ---

                    Security Bancorp, Inc. and Subsidiary
                           McMinnville, Tennessee

                                    INDEX

PART I                                                               Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1999 and June 30, 2000. . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three and six month periods
  ended June 30, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5
  for the six month period ended June 30, 2000

Consolidated Statements of Cash Flows - (Unaudited)
  for the six months ended June 30, 1999 and 2000. . . . . . . . . . . 6

Notes to (Unaudited) Consolidated Financial Statements . . . . . . . 7-9

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . .9-13


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .14

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . .14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security Holders. . . . . .14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 1.  Financial Statements

                    Security Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)
                   (in thousands except share information)


            ASSETS                                   December 31, June 30,
                                                        1999        2000

Cash and noninterest earning deposits                  $ 3,051   $ 4,864
Investment securities: Held to maturity                    236       197
   Available for sale                                    5,742     5,551
Loans receivable, net                                   60,189    62,926
Real estate owned                                          275        90
Premises and equipment, net                              1,308     1,792
Federal Home Loan Bank stock                               633       656
Accrued interest receivable                                523       570
Prepaid expenses and other assets                          247       243
                                                       -------   -------
     Total Assets                                      $72,204   $76,889
                                                       =======   =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $57,455   $63,461
FHLB borrowings                                          6,800     5,000
Advances from borrowers for property taxes and insurance    64       364
Accrued expenses and other liabilities                     296       157
Federal income taxes payable                                82        84
                                                       -------   -------
     Total Liabilities                                  64,697    69,066

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
   issued and outstanding)                                   4         4
Paid-in capital                                          4,144     4,153
Treasury stock, at cost                                   (244)     (194)
Retained earnings                                        3,848     4,120
Unrealized gain on securities available for sale,
         net of income taxes                                25        (5)
Employee Stock Ownership Plan (ESOP) borrowing            (270)     (255)
                                                       -------   -------
     Total stockholders' equity                          7,507     7,823
                                                       -------   -------

     Total Liabilities and Stockholders' Equity        $72,204   $76,889
                                                       =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                    Security Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                (in thousands, except per share information)

                               For Three Months             For Six Months
                                Ended June 30,              Ended June 30,
                                1999      2000             1999       2000

INTEREST INCOME:
  Loans                        $1,179    $1,361           $ 2,333    $2,681
  Investments                      65        91               127       184
  Interest earning deposits        28        27                38        43
                                -----     -----             -----     -----
     Total interest income      1,272     1,479             2,498     2,908

INTEREST EXPENSE:
Deposits                          549       675             1,095     1,305
Advances                           78        74               156       156
                                -----     -----             -----     -----
  Interest expense                627       749             1,251     1,461
  Provision for loan losses        30        45                64        90
                                -----     -----             -----     -----
    Net interest income after
    provision for loan losses     615       685             1,183     1,357

NON-INTEREST INCOME:
Trust department income            77       115               153       224
Deposit account fees               53        73               107       137
Other                             114        98               265       179
                                -----     -----             -----     -----
    Total non-interest income     244       286               525       540

NON-INTEREST EXPENSES
Compensation                      245       263               473       523
Other employee benefits            80        78               161       162
Net occupancy expense              87       671                71       138
Deposit insurance premiums          7         3                13         6
Data processing                    76        84               145       176
Other                             100       138               191       249
                                -----     -----             -----     -----
    Total non-interest expenses   595       633             1,154     1,254

    Income before income taxes    264       338               554       643
Income tax expense                103       131               215       250
                                -----     -----             -----     -----
     Net income                   161       207               339       393
Other comprehensive income,
net of tax:
  (See Note 4)
  Unrealized gains (losses) on
    securities:
     Unrealized holding
       gains (losses) arising
       for the three month
       period, before tax $(101)
       for 1999 and $(16) for
       2000, and for the six
       month period, before tax
       $(156) for 1999 and $(30)
       for 2000.                  (63)      (10)              (97)      (19)
                                -----     -----             -----     -----
        Comprehensive income    $  98     $ 197             $ 242     $ 374
                                =====     =====             =====     =====
Weighted average shares
  outstanding:                393,657   400,641           392,784   399,768
    Basic earnings per share     $.41      $.52              $.86      $.98

The accompanying notes are an integral part of these consolidated financial statements.

                    SECURITY BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                                 (Unaudited)
                  (in thousands, except share information)



                                             Unrealized
                                               Gain
                                      Retained  on    ESOP
                Common Stock  Paid-in   Earn-  Secur- Bor-   Treasury
               Shares  Amount Capital   ings   ities  rowing  Stock   Total

Balance at
 12/31/99     436,425   $ 4   $4,144   $3,848   $25   $(270)  $(244)  $7,507

Allocation of
earned MRP
  stock                  --       --       --    --      --      50       50

Net Income               --       --      392    --      --      --      392

Unrealized gain
 on securities
 available for
 sale, net of
 Income taxes            --       --       --   (30)     --      --      (30)

Dividend                 --       --     (120)   --      --      --     (120)

ESOP shares
 earned                  --        9       --    --      15      --       24
                        ---   ------   ------   ---   -----   -----   ------
Balance at
 6/30/00      436,425   $ 4   $4,153   $4,120   $(5)  $(255)  $(194)  $7,823
              =======   ===   ======   ======   ===   =====   =====   ======

The accompanying notes are an integral part of these consolidated financial statements.

                    Security Bancorp. Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (in thousands)

                                                     Six months Ended June 30,
                                                        1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $   339      $   393
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            41           43
  Dividend on FHLB stock                                  (20)         (23)
  Provision for loan losses                                64           90
  (Increase) decrease in interest receivable              (72)         (47)
  (Increase) decrease in other assets                    (269)           4
  Increase (decrease) in accrued liabilities              (23)        (139)
  Increase (decrease) in income taxes payable            (150)          (9)
  Increase (decrease) in deferred taxes payable           (85)          11
  Sale of mortgage loans held for sale                  5,996        1,974
  Originations of mortgage loans held for sale         (6,652)      (2,031)
                                                      -------      -------
  Total adjustments                                    (1,170)        (127)
                                                      -------      -------
Net cash provided by operating activities                (831)         266

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments            (703)      (2,476)
  Purchase of:
    Available for sale - investment securities         (2,978)           -
    Held to maturity - investment securities                -            -
   Proceeds from maturities and repayments of:
    Held to maturity - investment securities              650            -
    Available for sale -  investment securities           550            -
    Held to maturity - mortgage-backed securities         227           39
    Available for sale - mortgage-backed securities       162          125
  Cash payments for the purchase of property              (25)        (527)
                                                      -------      -------
Net cash provided (used) by investing activities       (2,117)      (2,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts           5,437        6,006
  Repayment of FHLB advances                                -       (1,800)
  Payment of cash dividend                                  -         (120)
  Net increase (decrease) in escrow accounts              264          300
                                                      -------      -------
Net cash provided (used) by financing activities        5,701        4,386

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         2,753        1,813

CASH AND EQUIVALENTS, BEGINNING OF YEAR                 2,581        3,051
                                                      -------      -------
CASH AND EQUIVALENTS, END OF PERIOD                   $ 5,334      $ 4,864
                                                      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                    $ 1,251      $ 1,460
  Income taxes                                        $   340      $   277

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended June 30, 1999 and June 30, 2000 based upon weighted average common shares outstanding of 393,657 and 400,641, respectively and for the six months ended June 30, 1999 and June 30, 2000 of 392,784 and 399,768, respectively.

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

The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations. An annual cash dividend of 27.5 cents per share was declared for shareholders of record as of the close of business on May 31, 2000. The cash dividend was paid on June 30, 2000 and represented the third consecutive annual dividend since becoming a public company.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On June 30, 2000, the loan had an outstanding balance of approximately $255,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and six months ending June 30, 2000, the ESOP related compensation expense was approximately $14,000 and $28,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 2000, the ESOP had 8,728 allocated shares and 26,186 unallocated shares.

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

At June 30, 2000, all options that had been granted had an exercise price of $17.25, of which 37,095 options are currently unexercisable and all options granted are outstanding at June 30, 2000.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP was $12,000 and $24,000, respectively, for the three and six months ended June 30, 2000.

8.  ASSET QUALITY

At June 30, 2000, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $81,000. As a percentage of net loans receivable at June 30, 2000, nonperforming loans were
 .1%. Total nonperforming assets were $171,000 or .2% of total assets at June 30, 2000.

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

Comparison of Financial Condition at December 31, 1999 and June 30, 2000

The Company's total consolidated assets increased by approximately $4.7 million or 6.5%, from $72.2 million at December 31, 1999 to $76.9 million at June 30, 2000. The increase in assets for the period was primarily attributable to an increase in loans receivable and noninterest earning deposits.

Loans receivable, net, were $62.9 million at June 30, 2000 compared to $60.2 million at December 31, 1999, a 4.6% increase. This increase was attributable to an increase in first mortgage residential loans of $1.7 million, an increase in commercial business and real estate loans of $400,000, and an increase in consumer loans of $600,000.

Deposits increased $6.0 million or 10.5%, from $57.5 million at December 31, 1999 to $63.5 million at June 30, 2000. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 2000

Net Income. Net income for the three months ended June 30, 2000 was $207,000 compared to $161,000 for the same quarter last year, an increase of $46,000 or 28.6%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.08% for the three months ended June 30, 2000.

Net Interest Income. Net interest income increased $70,000 or 11.4% from $615,000 for the three months ended June 30, 1999 to $685,000 for the three months ended June 30, 2000. The interest rate spread increased from 4.08% for three months ending June 30, 1999 to 4.20% for the three months ending June 30, 2000 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings increased at a slower rate.

Total interest income increased $207,000 or 16.3% from $1.3 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000. Interest on loans increased $182,000, or 15.4% from $1.2 million for the three months ended June 30, 1999 to 1.4 million for the three months ended June 30, 2000. The increase resulted from an $8.1 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans.

Interest expense increased $122,000, or 19.5% from $627,000 for the three months ended June 30, 1999 to $749,000 for the three months ended June 30, 2000. The increase for the three months ending June 30, 2000 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any
underlying collateral, and current economic conditions.   The provision for
loan losses was $45,000 for the three months ended June 30, 2000, an increase of $15,000 from $30,000 for the three months ended June 30, 1999. Management deemed the allowance for loan losses adequate at June 30, 2000.

Noninterest Income. Noninterest income increased $42,000, or 17.2% to $286,000 for the three months ended June 30, 2000 from $244,000 for the three months ended June 30, 1999. The increase was attributable to an increase in service charges on deposit accounts and revenues from trust operations.

Noninterest Expense. Noninterest expense increased $38,000, or 6.4% to $633,000 for the three months ended June 30, 2000 from $595,000 for the three months ended June 30, 1999. Compensation and benefits increased to $341,000 for the three months ended June 30, 2000 from $325,000 for the three months ended June 30, 1999 as a result of hiring additional personnel. Data processing and other expenses increased to $222,000 for the three months ended June 30, 2000 from $176,000 for the three months ended June 30, 1999 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

Income Taxes. Income tax expense for the three months ending June 30, 2000 was $131,000 compared to $103,000 for the three months ending June 30, 1999. This increase was the result of pre-tax income increasing for the three months ending June 30, 2000.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 2000.

Net Income. Net income for the six months ended June 30, 2000 was $393,000 compared to $339,000 for the six months ended June 30, 1999, an increase of $54,000, or 15.9%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.05% for the six months ended June 30, 2000 compared to 1.02% for the six months ended June 30, 1999.

Net Interest Income. Net interest income increased $174,000, or 14.7% to $1.4 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased $410,000, or 16.4% to $2.9 million for the six months ended June 30, 2000 from $2.5 million for the same period a year ago as a result of an increase in the average balance of, and average yield on, loans receivable. The average balance on loans receivable increased to $61.6 million from $54.2 million. The increase was attributable to the substantial increase in first mortgage residential loans, commercial business, and consumer loans.

Interest expense increased $210,000, or 16.8% to $1.5 million for the six months ended June 30, 2000 from $1.3 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2000 was $90,000 compared to $64,000 for the same period a year ago, an increase of

$26,000. The higher provision was due to the corresponding increase in loans outstanding. Historically, management has emphasized the company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at June 30, 2000.

Noninterest Income. Noninterest income increased $25,000, or 2.9% to $540,000 for the six months ended June 30, 2000 from $525,000 for the same period a year ago. This increase is primarily due to revenues from trust operations of $224,000. Additionally, noninterest income increased as a result of an increase in service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased $100,000, or 8.7% to $1.3 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. Compensation and benefits increased to $685,000 for the six months ended June 30, 2000 from $634,000 for the six months ended June 30, 1999 primarily as a result of hiring additional personnel. Data processing and other expenses increased to $425,000 for the six months ended June 30, 2000 from $336,000 for the six months ended June 30, 1999 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

Income Tax Expense. Income tax expense for the six months ended June 30, 2000 was $250,000 compared to $215,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $89,000 for the six months ending June 30, 2000.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2000, the Savings Bank's liquidity ratio was 11.6% (required ratio at that date was 4% pursuant to OTS regulations). At June 30, 2000, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.8 million and unfunded letters of credit of $647,000. At June 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 2000, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at June 30, 2000 with the following regulatory capital ratios:

                       Security Federal Savings Bank
                              (Unaudited)




As of June 30, 2000          Actual         For Capital      Categorized as
                                         Adequacy Purposes  "Well Capitalized"

                        Amount    Ratio   Amount    Ratio    Amount    Ratio


Total Capital
 (to risk weighted
   assets)             $ 8,160   15.52%   $ 4,206   8.00%    $ 5,258   10.00%

Tier I Capital
 (to risk weighted
   assets)               7,498   14.26      2,103   4.00       3,155    6.00


Tier 1 Capital
 (to adjusted total
   assets)               7,498    9.75      2,307   3.00       3,844    5.00


Tangible Capital
(to tangible assets)     7,498    9.75      1,153   1.50         N/A     ---

As categorized under the OTS Prompt Corrective Action Provisions.

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
The Annual meeting of Stockholders of Security Bancorp, Inc. was held on April 19, 2000. The results of the vote on the election of directors, the first proposal presented at the meeting, is as follows:

The following individuals were elected as directors, each to serve for a three-year term:

                                            FOR                WITHHELD
                                    --------------------  --------------------
                                    Number                Number
                                    of Votes  Percentage  of Votes  Percentage
                                    --------  ----------  --------  ----------

Earl H. Barr                        251,854       99.1     2,200        .9
                                    --------  ----------  --------  ----------
Dr. John T. Mason, III              251,854       99.1     2,200        .9
                                    --------  ----------  --------  ----------

The results of the vote on the approval of the appointment of Housholder, Artman and Associates, P.C. as independent auditors for the fiscal year ending December 31, 2000, the second proposal presented at the meeting, is as follows:

                  FOR          253,585     Shares   99.8%
                               -------             ------
                  AGAINST            0     Shares    0.0%
                               -------             ------
                  ABSTAIN          469     Shares    0.2%
                               -------             ------

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

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                                    Security Bancorp, Inc.


Date: August 11, 2000               By /s/ Joe H. Pugh
                                    Joe H. Pugh
                                    President and Chief Executive Officer


                                    Security Bancorp, Inc.


Date: August 11, 2000               By /s/ John W. Duncan
                                    John W. Duncan
                                    Chief Financial Officer