Form 10QSB
period 2000-09-30
SECURITY BANCORP INC /TN
filed 2000-11-14
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

 For the quarterly period ended        September 30, 2000         .
                                -------------------------------
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

                             436,425 shares outstanding on October 31, 2000

Transitional Small Business Disclosure Format (check one):

         Yes              X  No
     ---                 ---

                    Security Bancorp, Inc. and Subsidiary
                           McMinnville, Tennessee

                                    INDEX

PART I                                                               Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 1999 and September 30, 2000 . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three and nine month periods
  ended September 30, 1999 and 2000. . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5
  for the nine month period ended September 30, 2000

Consolidated Statements of Cash Flows - (Unaudited)
  for the nine months ended September 30, 1999 and 2000. . . . . . . . 6

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 1.  Financial Statements


                    Security Bancorp, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)
                   (in thousands except share information)


                        ASSETS                      December 31, September 30,
                                                         1999       2000

Cash and noninterest earning deposits                 $  3,051    $  4,806
Investment securities: Held to maturity                    236         178
   Available for sale                                    5,742       5,623
Loans receivable, net                                   60,189      64,763
Real estate owned                                          275         138
Premises and equipment, net                              1,308       1,824
Federal Home Loan Bank stock                               633         668
Accrued interest receivable                                523         620
Prepaid expenses and other assets                          247         268
                                                      --------    --------
     Total Assets                                     $ 72,204    $ 78,888
                                                      ========    ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 57,455    $ 64,462
FHLB borrowings                                          6,800       5,500
Advances from borrowers for property taxes and insurance    64         437
Accrued expenses and other liabilities                     296         214
Federal income taxes payable                                82         131
                                                      --------    --------
     Total Liabilities                                  64,697      70,744

        STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
   issued and outstanding)                                   4           4
Paid-in capital                                          4,144       4,162
Treasury stock, at cost                                   (244)       (194)
Retained earnings                                        3,848       4,326
Unrealized gain on securities available for sale,
   net of income taxes                                      25          93
Employee Stock Ownership Plan (ESOP) borrowing            (270)       (247)
                                                      --------    --------
     Total stockholders' equity                          7,507       8,144
                                                      --------    --------
     Total Liabilities and Stockholders' Equity       $ 72,204    $ 78,888
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Security Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                (in thousands, except per share information)

                                     For Three Months      For Nine Months
                                    Ended September 30,   Ended September 30,
                                      1999      2000         1999      2000
INTEREST INCOME:
  Loans                             $ 1,199   $ 1,446      $ 3,538   $ 4,127
  Investments                            97        90          223       274
  Interest earning deposits              22        10           54        53
                                    -------   -------      -------   -------
     Total interest income            1,318     1,546        3,815     4,454

INTEREST EXPENSE:
Deposits                                593       746        1,690     2,051
Advances                                 80        70          237       226
                                    -------   -------      -------   -------
  Interest expense                      673       816        1,927     2,277
  Provision for loan losses              62        45          126       135
    Net interest income after       -------   -------      -------   -------
    provision for loan losses           583       685        1,762     2,042

NON-INTEREST INCOME:
Trust department income                  81       122          234       346
Deposit account fees                     62        75          168       212
Other                                   134       103          400       282
                                    -------   -------      -------   -------
    Total non-interest income           277       300          802       840

NON-INTEREST EXPENSES
Compensation                            251       269          724       792
Other employee benefits                  81        83          242       245
Net occupancy expense                    68        74          239       212
Deposit insurance premiums                7         3           20         9
Data processing                          54        90          145       266
Other                                   146       129          391       378
                                    -------   -------      -------   -------
    Total non-interest expenses         607       648        1,761     1,902

    Income before income taxes          253       337          803       980
Income tax expense                       97       131          312       381
                                    -------   -------      -------   -------
     Net income                         156       206          491       599
Other comprehensive income,
 net of tax: (See Note 4)
 Unrealized gains (losses)
  on securities:
   Unrealized holding gains (losses)
    arising for the three month
    period, before tax $(46) for
    1999 and $98 for 2000, and
    for the nine month period,
    before tax $(160) for 1999
    and $68 for 2000                    (29)       61          (99)       42
                                    -------   -------      -------   -------
     Comprehensive income              $127      $267         $392      $641
                                    =======   =======      =======   =======
Weighted average shares outstanding:394,814   401,273      393,199   399,659
Basic earnings per share              $.40      $.51        $1.25     $1.50

The accompanying notes are an integral part of these consolidated financial statements.

                    SECURITY BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                                 (Unaudited)
                  (in thousands, except share information)


                                             Unrealized
                                               Gain
                                      Retained   on     ESOP
                Common Stock  Paid-in   Earn-   Secur-  Bor-   Treasury
               Shares  Amount Capital   ings    ities   rowing   Stock   Total

Balance at
  12/31/99     436,425   $4   $4,144   $3,848    $25  $  (270)  $(244) $7,507

Allocation of
  earned MRP
  stock                  --       --       --     --      --       50      50

Net Income               --       --      598     --       -       --     598

Unrealized gain
  on securities
  available for
  sale, net of
  Income taxes           --       --       --     68      --       --      68

Dividend                 --       --     (120)    --      --       --    (120)

ESOP shares
  earned                 --       18       --     --      23       --      41
                       ----   ------   ------   ----   -----    -----   -----
Balance at
  9/30/00      436,425   $4   $4,162   $4,326   $ 93   $(247)   $(194) $8,144
               ======= ====   ======   ======   ====   =====    =====  ======

The accompanying notes are an integral part of these consolidated financial statements.

                    Security Bancorp. Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (in thousands)

                                              Nine months Ended September 30,
                                                   1999          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $  491       $  599
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       62           68
  Dividend on FHLB stock                             (32)         (35)
  Provision for loan losses                          126          135
  (Increase) decrease in interest receivable         (79)         (97)
  (Increase) decrease in other assets               (276)         (21)
  Increase (decrease) in accrued liabilities          90          (82)
  Increase (decrease) in income taxes payable       (159)           7
  Increase (decrease) in deferred taxes payable     (103)          42
  Sale of mortgage loans held for sale             7,733        2,568
  Originations of mortgage loans held for sale    (8,776)      (2,613)
                                                  -------      -------
  Total adjustments                               (1,414)         (28)
                                                  -------      -------
Net cash provided by operating activities           (923)         571

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments     (3,527)      (4,521)
  Purchase of:
    Available for sale - investment securities    (4,461)          -
    Held to maturity - investment securities          -            -
   Proceeds from maturities and repayments of:
    Held to maturity - investment securities         650           -
    Available for sale -  investment securities      550           -
    Held to maturity - mortgage-backed securities    249           58
    Available for sale - mortgage-backed securities  241          203
  Cash payments for the purchase of property         (33)        (516)
                                                  -------      -------
Net cash provided (used) by investing activities  (6,331)      (4,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts      6,525        7,007
  Proceeds from FHLB advances                      1,400       (1,300)
  Payment of cash dividend                          (109)        (120)
  Net increase (decrease) in escrow accounts         140          373
                                                  -------      -------
Net cash provided (used) by financing activities   7,956        5,960

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      702        1,755

CASH AND EQUIVALENTS, BEGINNING OF YEAR            2,581        3,051
                                                  -------      -------

CASH AND EQUIVALENTS, END OF PERIOD               $3,283       $4,806
                                                  =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                $1,927       $2,277
  Income taxes                                    $  430       $  406

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended September 30, 1999 and September 30, 2000 based upon weighted average common shares outstanding of 394,814 and 401,273, respectively, and for the nine months ended September 30, 1999 and September 30, 2000 of 393,199 and 399,659, respectively.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On September 30, 2000, the loan had an outstanding balance of approximately $247,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and nine months ending September 30, 2000, the ESOP related compensation expense was approximately $13,000 and $41,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 2000, the ESOP had 11,347 allocated shares and 23,567 unallocated shares.

The ESOP administrators have determined dividends on unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.  MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Savings Bank's Management Recognition and Development Plan (the "MRP"), effective July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's stock options at date of grant. The options granted in 1998 vest at the rate of 20% annually beginning at date of grant and will expire in 2008. The number and weighted average fair value of the options on the grant date was 37,095 stock options at $17.25 per share. An additional 4,364 stock options were granted in 2000 and vest at a rate of 20% annually beginning on the date of grant and will expire in 2010. The weighted average fair value of the additional options was $15.50 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

At September 30, 2000, options totalling 37,095 had been granted with an exercise price of $17.25 and 4,364 options with an exercise price of $15.50, of which 41,459 options are currently unexercisable and all options granted are outstanding at September 30, 2000.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP was $12,000 and $36,000, respectively, for the three and nine months ended September 30, 2000.

8.  ASSET QUALITY

At September 30, 2000, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $196,000. As a percentage of net loans receivable at September 30, 2000, nonperforming loans were .3%. Total nonperforming assets were $342,000 or .4% of total assets at September 30, 2000.

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

Comparison of Financial Condition at December 31, 1999 and September 30, 2000

The Company's total consolidated assets increased by approximately $6.7 million or 9.3%, from $72.2 million at December 31, 1999 to $78.9 million at September 30, 2000. The increase in assets for the period was primarily attributable to an increase in loans receivable and noninterest earning deposits.

Loans receivable, net, were $64.8 million at September 30, 2000 compared to $60.2 million at December 31, 1999, a 7.6% increase. This increase was attributable to an increase in first mortgage residential loans of $2.1 million, an increase in commercial business and real estate loans of $1.7 million, and an increase in consumer loans of $800,000.

Deposits increased $7.0 million or 12.2%, from $57.5 million at December 31, 1999 to $64.5 million at September 30, 2000. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts and reflects the Company's successful focus on offering full service banking.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 2000

Net Income. Net income for the three months ended September 30, 2000 was $206,000 compared to $156,000 for the same quarter last year, an increase of $50,000 or 32.1%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.06% for the three months ended September 30, 2000.

Net Interest Income. Net interest income increased $102,000 or 17.5% from $583,000 for the three months ended September 30, 1999 to $685,000 for the three months ended September 30, 2000. The interest rate spread increased from 4.07% for three months ending September 30, 1999 to 4.09% for the three months ending September 30, 2000 as a result of the weighted average yield on the loan portfolio increasing while the weighted average rate of deposits and borrowings increased at a slower rate.

Total interest income increased $228,000 or 17.3% from $1.3 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000. Interest on loans increased $247,000, or 20.6% from $1.2 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The increase resulted from an $4.6 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans since December 31, 1999.

Interest expense increased $143,000, or 21.2% from $673,000 for the three months ended September 30, 1999 to $816,000 for the three months ended September 30, 2000. The increase for the three months ending September 30, 2000 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying
collateral, and current economic conditions.   The provision for loan losses
was $45,000 for the three months ended September 30, 2000 compared to $62,000 for the three months ended September 30, 1999. Management deemed the allowance for loan losses adequate at September 30, 2000.

Noninterest Income. Noninterest income increased $23,000, or 8.3% to $300,000 for the three months ended September 30, 2000 from $277,000 for the three months ended September 30, 1999. The increase was attributable to an increase in service charges on deposit accounts and revenues from trust operations.

Noninterest Expense. Noninterest expense increased $41,000, or 6.8% to $648,000 for the three months ended September 30, 2000 from $607,000 for the three months ended September 30, 1999. Compensation and benefits increased to $352,000 for the three months ended September 30, 2000 from $332,000 for the three months ended September 30, 1999 as a result of increases in compensation. Data processing and other expenses increased to $219,000 for the three months ended September 30, 2000 from $200,000 for the three months ended September 30, 1999 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

Income Taxes. Income tax expense for the three months ending September 30, 2000 was $131,000 compared to $97,000 for the three months ending September 30, 1999. This increase was the result of pre- tax income increasing for the three months ending September 30, 2000.

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 2000.

Net Income. Net income for the nine months ended September 30, 2000 was $599,000 compared to $491,000 for the nine months ended September 30, 1999, an increase of $108,000, or 22.0%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.06% for the nine months ended September 30, 2000 compared to .98% for the nine months ended September 30, 1999.

Net Interest Income. Net interest income increased $280,000, or 15.9% to $2.0 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased $639,000, or 16.7% to $4.5 million for the nine months ended September 30, 2000 from $3.8 million for the same period a year ago as a result of an increase in the average balance of, and average yield on, loans receivable. The average balance on loans receivable increased to $62.5 million from $55.5 million. The increase was attributable to the substantial increase in first mortgage residential loans, commercial business, and consumer loans.

Interest expense increased $350,000, or 18.2% to $2.3 million for the nine months ended September 30, 2000 from $1.9 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2000 was $135,000 compared to $126,000 for the same period a year ago, an increase of $9,000. The higher provision was due to the corresponding increase in loans outstanding. Historically, management has emphasized the Company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at September 30, 2000.

Noninterest Income. Noninterest income increased $38,000, or 4.7% to $840,000 for the nine months ended September 30, 2000 from $802,000 for the same period a year ago. This increase is primarily due to revenues from trust operations of $346,000. Additionally, noninterest income increased as a result of an increase in service charges on deposit accounts.

Noninterest Expense. Noninterest expenses increased $141,000, or 8.0% to $1.9 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. Compensation and benefits increased to $1,037,000 for the nine months ended September 30, 2000 from $966,000 for the nine months ended September 30, 1999 primarily as a result increases in compensation. Data processing and other expenses increased to $644,000 for the nine months ended September 30, 2000 from $536,000 for the nine months ended September 30, 1999 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2000 was $381,000 compared to $312,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $177,000 for the nine months ending September 30, 2000.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 2000, the Savings Bank's liquidity ratio was 9.8% (required ratio at that date was 4% pursuant to OTS regulations). At September 30, 2000, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $3.7 million and unfunded letters of credit of $506,000. At September 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 2000, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at September 30, 2000 with the following regulatory capital ratios:

                                  Security Federal Savings Bank
                                           (Unaudited)




As of September 30, 2000                     Actual              For Capital         Categorized as
                                                              Adequacy Purposes    "Well Capitalized"

                                        Amount    Ratio       Amount     Ratio       Amount   Ratio

Total Capital
(to risk weighted assets)              $ 8,499    15.60%     $ 4,358     8.00%      $ 5,447   10.00%


Tier I Capital
(to risk weighted assets)                7,725    14.18        2,179     4.00         3,268    6.00


Tier 1 Capital
(to adjusted total assets)               7,725     9.80        2,364     3.00         3,940    5.00


Tangible Capital
(to tangible assets)                     7,725     9.80        1,182     1.50           N/A     ---

 As categorized under the OTS Prompt Corrective Action Provisions.

                                    13

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

No reports on Form 8-K were filed during the quarter ended September 30, 2000.
     _____________________
    * Incorporated by reference to Registrant's Registration
      Statement on Form SB-2, as amended (File No. 333-6670)
   ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1997.
  *** Incorporated by reference to Registrant's Form 10-KSB for the year ended
      December 31, 1997.
 **** Incorporated by reference to Registrant's Annual Meeting Proxy Statement dated March 16, 1998.
***** Incorporated by reference to Registrant's Form 10-KSB for the year ended
      December 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Security Bancorp, Inc.

Date: November 13, 2000        By /s/ Joe H. Pugh
                               Joe H. Pugh
                               President and Chief Executive Officer


                               Security Bancorp, Inc.

Date: November 13, 2000        By /s/ John W. Duncan
                               John W. Duncan
                               Vice President and Chief Financial Officer