Form 10KSB40
period 2000-12-31
SECURITY BANCORP INC /TN
filed 2001-03-29
CIK 1036124

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ----------------------------

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-22553


                            SECURITY BANCORP, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Tennessee                                     62-1682697
---------------------------------------------             ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                         Identification No.)

306 West Main Street, McMinnville, Tennessee                     37110
---------------------------------------------             -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (931) 473-4483
                                                          -------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                          -------------------

Securities registered pursuant to
Section 12(g) of the Act:             Common Stock, par value $0.01 per share
                                      ---------------------------------------
                                                 (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                   ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                           ---

    The registrant's revenues for the fiscal year ended December 31, 2000 were $7.2 million.

    As of March 1, 2001, there were issued and outstanding 433,925 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT." Based on the average of the bid and asked prices for the Common Stock on March 1, 2001, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $1.8 million (131,967 shares at $13.875 per share). For purposes of this calculation, officers and directors of the registrant and the Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan are considered nonaffiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 (Parts I and II)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                              PART I

Item 1.  Description of Business

General

     Security Bancorp, Inc. ("Corporation"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997. At December 31, 2000, the Corporation had total assets of $81.4 million, total deposits of $64.8 million and stockholders' equity of $8.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

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

Market Area

     The Savings Bank considers Warren County to be its primary market area. McMinnville, Tennessee, located in Warren County and known as the "Plant Nursery Capital of the World" is located in the middle of Tennessee on the Highland Rim of the Cumberland Mountains midway between Chattanooga and Nashville. In addition to the numerous plant nurseries located in Warren County, over 50 industries located in Warren County produce products ranging from truck parts, electric motors, valves, and air conditioners to hardwood flooring, furniture, power woodworking tools and fire proof clothing. Large employers include Carrier Corporation, Bridgestone Tire and Rubber Company, Calasonic Yorozu Corporation, A. O. Smith Company and Findlay Industries.

Selected Financial Data

     This information is incorporated by reference from page 4 of the 2000 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 9 of the Annual Report.

Lending Activities

     General. At December 31, 2000, the Savings Bank's total loans receivable, net, was $66.7 million, or 82.0% of total assets. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $40.4 million, or 59.4% of the total loans receivable portfolio at December 31, 2000. In recent periods, the Savings Bank increased its origination of construction and non-residential mortgage loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio as of the dates indicated.


                                              At December 31,
                                 -------------------------------------------
                                         2000                     1999
                                 --------------------    -------------------
                                 Amount      Percent     Amount      Percent
                                 ------      -------     ------      ------
                                            (Dollars in thousands)
Real Estate Loans:
 Residential..................  $40,411       59.38%     $37,572     60.87%
   Construction...............    1,684        2.48        2,478      4.01
   Commercial.................    7,453       10.95        4,856      7.87
   Acquisition and
     development..............    1,119        1.64        1,097      1.78
                                -------      ------      -------    ------
 Total real estate loans......   50,667       74.45       46,003     74.53

Commercial business loans.....    8,050       11.83        6,969     11.29

Consumer loans:
 Automobile...................    3,697        5.43        3,261      5.28
 Home equity, second
   mortgage and other.........    3,664        5.39        3,441      5.57
 Unsecured....................    1,973        2.90        2,054      3.33
                                -------      ------      -------    ------
   Total consumer loans.......    9,334       13.72        8,756     14.18
                                -------      ------      -------    ------
   Total loans................   68,051      100.00%      61,728    100.00%
                                             ======                 ======
Less:
 Loans in process.............      551                      884
 Unearned loan fees and
   discounts                         14                        6
 Allowance for loan losses....      756                      649
                                -------                  -------
  Total loans receivable, net.  $66,730                  $60,189
                                =======                  =======

     One- to Four-Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to four-family residences located in its primary market area. At December 31, 2000, $40.4 million, or 59.4% of the Savings Bank's total loan portfolio consisted of such loans. The Savings Bank originated $13.7 million and $22.1 million of one- to four-family residential mortgage loans during the years ended December 31, 2000 and 1999, respectively.

     The Savings Bank offers fixed-rate one- to four-family mortgage balloon loans with maturities ranging from three to five years and amortization schedules of up to 30 years. At the expiration of the balloon term, the Savings Bank has the option of calling the loan due and payable or adjusting the interest rate and rewriting the loan on similar maturity terms. At December 31, 2000, such loans amounted to $19.0 million or 46.9% of the one- to four- family mortgage loan portfolio. The Savings Bank generally sells its fixed-rate loans, servicing retained, to the Federal Home Loan Mortgage Corporation ("FHLMC"). See "-- Loan Originations, Sales and Purchases." Fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 2000, $7.6 million, or 18.8%, of the Savings Bank's one- to four-family residential loan portfolio consisted of ARM loans. Substantially all ARM loan originations do not meet the underwriting standards of the FHLMC and the Federal National Mortgage Association ("FNMA"). Such loans are retained primarily for the Savings Bank's portfolio. The Savings Bank currently originates ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively. At December 31, 2000, however, the majority of the portfolio consisted of ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 2% and 6%, respectively. The Savings Bank also offers a one year ARM loan at an initial below market "teaser" rate with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Borrowers, however, are qualified at the fully indexed rate. The Savings Bank's ARMs are typically based on an amortization schedule of up to 30 years. The Savings Bank qualifies the borrowers on its ARM loans based on the initial rate. The Savings Bank's ARM loans do not provide for negative amortization.

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

     The Savings Bank also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans are generally short-term, fixed-rate, fully amortizing loans. At December 31, 2000 and 1999, such loans amounted to $245,000 and $189,000, respectively.

     Construction Lending. At December 31, 2000, construction loans amounted to $1.7 million, or 2.5% of total loans, substantially all of which were secured by one- to- four family residences located in the Savings Bank's primary market area.

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

     The Savings Bank's construction loans to builders are made on a pre-sold basis or a speculative basis, meaning that at the time the loan was originated, there was no sale contract or permanent loan in place for the finished home. The Savings Bank generally limits its speculative lending to a few select local builders with whom it has an established relationship. The Savings Bank generally limits each builder to financing for no more than two speculative homes at any one time. The Savings Bank generally has no more than $250,000 outstanding at any one time to one builder for speculative construction. At December 31, 2000, speculative construction loans amounted to $500,000. At December 31, 2000, the largest amount outstanding to any builder was $292,000.

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

     Commercial Real Estate Lending. At December 31, 2000, commercial real estate loans totaled $7.5 million, or 11.0% of total loans, compared to $4.9 million, or 7.9% of total loans, at December 31, 1999. Commercial real estate loans are secured by nurseries, churches, professional offices and other non-residential property. At December 31, 2000, the Savings Bank's largest outstanding commercial real estate loan was a $331,000 loan secured by commercial property located in the Savings Bank's primary market area. At December 31, 2000, this loan was performing according to its terms. Substantially all of the Savings Bank's commercial real estate loans are secured by property located within the Savings Bank's primary market area.

     The average size of the commercial real estate loan in the Savings Bank's
loan portfolio is approximately $100,000.   Commercial real estate loans
generally are generally structured as balloon loans with a term of one to five years based on an amortization schedule of up to 20 years, with variable rates of interest based on the prime rate. Loan-to-value ratios may not exceed 80% of the appraised value of the underlying property. It is the Savings Bank's policy to obtain personal guarantees from all principals of corporate borrowers. In assessing the value of such guarantees, the Savings Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information, including rent rolls. The Savings Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

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

     Acquisition and Development Lending. The Savings Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 2000, the Savings Bank had seven acquisition and development loans with aggregate approved commitments of $1.2 million, of which an aggregate of $1.1 million was outstanding. At December 31, 2000, the largest acquisition and development loan had an outstanding balance of $334,000 and was performing according to its terms.
All of the acquisition and development loans are secured by properties located in the Savings Bank's primary market area.

     Acquisition and development loans are usually repaid through the sale of the developed land to a home builder. However, the Savings Bank believes that its acquisition and development loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Acquisition and development loans are secured by a lien on the property, made for a one year term, and with an interest rate that adjusts with the prime rate. The Savings Bank requires monthly interest payments during the term of the acquisition and development loan. After the expiration of the one year term, the loan is converted to a five year term loan and the Savings Bank requires a 20% reduction in principal during the first year. In addition, the Savings Bank obtains personal guarantees from the principals of its corporate borrowers. At December 31, 2000, the Savings Bank did not have any nonaccruing acquisition and development loans.

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

     Commercial Business Lending. At December 31, 2000, commercial business loans amounted to $8.1 million, or 11.8% of total loans, compared to $7.0 million, or 11.3% of total loans, at December 31, 1999.

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

     At December 31, 2000, the largest commercial business loan had an outstanding balance of $485,000 and was performing according to its terms.

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

     Consumer Lending. At December 31, 2000, consumer loans totaled $9.3 million, or 13.7%, of the total loans, compared to $8.8 million, or 14.2% of total loans, at December 31, 1999. The majority of such loans originated by the Savings Bank have been made to its existing customers. The Savings Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

     Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Savings Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences and savings accounts, and unsecured loans for personal or household purposes.

     One of the larger categories of the Savings Bank's consumer loan portfolio are loans secured by new and used automobiles. At December 31, 2000, automobile loans totaled $3.7 million or 5.4% of the total loan portfolio, compared to $3.3 million or 5.3% of the total loan portfolio at December 31, 1999. Automobile loans are offered with maturities of up to 60 months. The Savings Bank does not engage in indirect automobile lending through automobile dealers.

     The Savings Bank offers home equity loans that are made on the security of residences. These loans normally do not exceed 95% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to ten years requiring monthly payments of principal and interest. At December 31, 2000, home equity and second mortgage loans totaled $1.3 million, or 1.9% of the total loan portfolio, compared to $1.1 million, or 1.8% of the total loan portfolio at December 31, 1999.

     At December 31, 2000, unsecured consumer loans amounted to $2.0 million, or 2.9% of total loans. These loans are normally made for a maximum of 24 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2000, $60,000 of consumer loans were 90 days or more past due.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.






                                           One Year   3 Years    5 Years     10 Years
                                 Within    Through    Through    Through     Through      Beyond
                                One Year   3 Years    5 Years    10 Years    15 Years    15 Years    Total
                                --------   -------    -------    --------    --------    --------    -----
                                                           (In thousands)
Real Estate Loans:
  Residential.................  $13,214    $16,686    $ 8,214    $ 1,254     $   993      $ 1,169   $41,530
  Construction................    1,133         --         --         --          --           --     1,133
  Commercial..................    3,599      3,201        531        122          --           --     7,453
Consumer and other loans......    4,839      3,638        779         78          --           --     9,334
Commercial business loans.....    5,034      2,081        771        164          --           --     8,050
                                -------    -------    -------    -------     -------      -------   -------
     Total gross loans........  $27,819    $25,606    $10,295    $ 1,618     $   993      $ 1,169   $67,500
                                =======    =======    =======    =======     =======      =======   =======

                                                  7

     The following table sets forth the dollar amount of all loans due after one year after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                     Fixed    Floating or
                                     Rates  Adjustable Rates
                                     -----  ----------------
                                        (In thousands)

Real Estate Loans:
 Residential.....................   $21,595     $ 6,721
 Construction....................        --          --
 Commercial......................     3,854          --
Consumer and other loans.........     4,495          --
Commercial business loans........     3,016          --
                                    -------     -------
     Total gross loans...........   $32,960     $ 6,721
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

     Lending approval authorities, both individual and group, are based on whether or not the loan is secured or unsecured. Individual lending authorities range from $25,000 to $100,000 for secured loans and $2,500 to $25,000 for unsecured loans. The Management Loan Committee consisting of the President, Executive Vice President, Senior Vice President of Secondary Marketing, and Senior Vice President of Consumer Lending must approve secured loans in excess of $100,000 and up to $200,000 and unsecured loans in excess of $25,000 and up to $50,000. The Loan Committee of the Board of Directors must approve secured loans in excess of $200,000 and up to $500,000 and unsecured loans in excess of $50,000 and up to $150,000. The full Board of Directors must approve secured loans in excess of $500,000, and unsecured loans in excess of $150,000, up to the Savings Bank's maximum legal lending
limit.   At December 31, 2000, that general limit was $1.2 million.  See
"REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower." All of the above loan approval authorities relate to a borrower's total aggregate indebtedness excluding any loan made to finance the borrower's primary residence.

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

     The Savings Bank generally sells all loans without recourse. The Savings Bank generally sells all conventional fixed-rate one- to four- family residential mortgage loans to the FHLMC, servicing retained. Such sales are generally without forward commitments, exposing the Savings Bank to pipeline risk generally for a period of 60 days. The Savings Bank's aggregate pipeline risk exposure typically amounts to $1.0 million or less at any one time. By retaining the servicing, the Savings Bank receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2000, the Savings Bank's servicing portfolio was $26.0 million. For the year ended December 31, 2000, loan servicing fees totaled $68,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of investors. The Savings Bank is able to invest these funds but is not required to pay interest on them. At December 31, 2000, such escrow balances totaled $81,000.

     SFAS No. 125 requires a mortgage banking enterprise, which sells or securitizes loans and retains the related servicing rights, to allocate the total cost of the mortgage loans to the servicing rights and the loans (without the servicing rights) based on their relative fair values. Accordingly, future changes in the fair value of capitalized mortgage servicing rights may require the enterprise to reduce the carrying value of
these rights by taking a charge against earnings.   See Note 1 of Notes to
Consolidated Financial Statements.

     Periodically, the Savings Bank purchases interests in loan participations. At December 31, 2000, the Savings Bank had no purchased interests in any loan participations.

     The following table sets forth total loans originated, sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                        Year Ended December 31,
                                        -----------------------
                                            2000     1999
                                            ----     ----
                                            (In thousands)

Loans originated:
 Real Estate Loans:
  Residential(1)........................  $13,656   $22,098
  Construction .........................    1,681     4,412
  Commercial............................    4,256     4,178
  Acquisition and development...........      511     1,011
                                          -------   -------
     Total real estate loans............   20,104    31,699

 Commercial business loans..............    8,454    13,496

 Consumer loans:
  Automobile............................    1,901     3,376
  Unsecured.............................    1,846     2,388
  Second mortgage and other.............    3,648     8,926
                                          -------   -------
     Total consumer loans...............    7,395    14,690
                                          -------   -------
       Total loans originated...........   35,953    59,885

                   (table continued on following page)

                                        Year Ended December 31,
                                        -----------------------
                                            2000     1999
                                            ----     ----
                                           (In thousands)

Loans sold:
 Whole loans..........................      3,036    10,191
 Participation loans..................         --       350
                                          -------   -------
    Total loans sold..................      3,036    10,541

Mortgage loan principal repayments....      8,455    16,999

Other loan prepayments and change
  in unfunded loan commitments........     18,690    25,368
                                          -------   -------
Net loan activity.....................      5,772     6,977
                                          -------   -------
Total gross loans at end of period....    $67,500   $61,728
                                          =======   =======
-------------
(1)   Includes loans originated for sale.

     Loan Commitments and Letters of Credit. The Savings Bank issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit and receives annual fees averaging approximately 0.5% of the amount of the letter of credit. Letters of credit are an off-balance sheet contingency. At December 31, 2000, the Savings Bank had $4.0 million of outstanding net loan commitments, including unused portions on commercial business lines of credit, and $351,000 of unexpired commercial and standby letters of credit. See Note 14 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $14,000 of net deferred mortgage loan fees at December 31, 2000.

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

                                  At December 31,
                                  ---------------
                                   2000   1999
                                   ----   ----
                               (Dollars in thousands)

Loans accounted for on a
 nonaccrual basis:
  Real estate loans:
   Residential..................  $ 25    $147
   Construction.................    --      --
   Commercial...................    --      --
   Acquisition and development..    --      --
     Total real estate loans....    25     147
                                  ----    ----
  Commercial business loans.....    --      --

  Consumer loans ...............    60      --
                                  ----    ----
     Total......................    85     147

Accruing loans which are
 contractually past due 90
 days or more:
  Real estate loans:
   Residential..................    --      --
   Construction ................    --      --
   Commercial...................    --      --
   Acquisition and development..    --      --
                                  ----    ----
     Total real estate loans....    --      --

  Commercial business loans.....   128      56

  Consumer loans................    --      58
                                  ----    ----
     Total......................   128     114
                                  ----    ----
Total of nonaccrual and 90 days
  past due loans................   213     261

Foreclosed property.............   138     276
                                  ----    ----
   Total nonperforming assets...  $351    $537
                                  ====    ====
Restructured loans..............    --      --

Loans delinquent 90 days
  or more to net loans..........  0.32%   0.43%

Total loans delinquent 90 days
  or more to total assets.......  0.26%   0.36%

Total nonperforming assets to
  total assets .................  0.43%   0.74%

    Gross interest income that would have been recorded for the year ended December 31, 2000 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on such loans that was included in net income for the year, were, in both cases, immaterial.

     Foreclosed Property.  At December 31, 2000, the Savings Bank had $138,000
of foreclosed property.   See Note 1 of Notes to Consolidated Financial
Statements for a discussion of the accounting methodology for foreclosed property.

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

     At December 31, 2000 and 1999, the aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances for the period then ended, were as follows:

                                        At December 31,
                                      -----------------
                                        2000      1999
                                        ----      ----
                                        (In thousands)

Classified assets:
 Loss...............................  $   13     $   49
 Doubtful...........................      30         42
 Substandard assets.................     726        768
   Special mention..................   1,139      1,228
                                      ------     ------
                                      $1,908     $2,087
                                      ======     ======
Loan loss allowance:
 General loss allowances............    $756       $649
 Specific loss allowances...........      --         --

     At December 31, 2000, doubtful, substandard and special mention assets consisted primarily of one- to four- family residential mortgage loans.

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

     Management believes that the allowance for loan losses at December 31, 2000 was adequate at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                  Year Ended December 31,
                                      2000      1999
                                  (Dollars in thousands)

Allowance at beginning
  of period........................  $649       $620
                                     ----       ----
Provision for loan losses..........   180        159
Recoveries:
  Real estate loans:
   Residential.....................     1         14
   Construction....................    --         --
   Commercial......................    --         --
   Acquisition and development.....    --         --
                                     ----       ----
     Total real estate loans.......     1         14

  Consumer loans...................    17         12
                                     ----       ----
     Total recoveries..............    18         26

Charge-offs:
  Real estate loans:
   Residential ....................    41         83
   Construction....................    --         --
   Commercial......................    --         --
   Acquisition and development.....    --         --
                                     ----       ----
     Total real estate loans.......    41         83

  Commercial business loans........    --         --

  Consumer loans...................    50         73
                                     ----       ----
     Total charge-offs.............    91        156
     Net charge-offs...............    73        130
                                     ----       ----
     Balance at end of period......  $756       $649
                                     ====       ====
Ratio of allowance to total
 loans outstanding
 at end of the period..............  1.11%      1.08%

Ratio of net charge-offs to
 average loans outstanding
 during the period ................  0.11%      0.23%

 Ratio of allowance for loan
 losses to nonperforming assets....215.39%    120.86%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                              At December 31,
                            -------------------------------------------------
                                      2000                   1999
                            ------------------------ ------------------------
                                     As a %    % of          As a %    % of
                                    of Out-  Loans in       of Out-  Loans in
                                    standing Category       standing Category
                                    Loans in to Total       Loans in to Total
                            Amount  Category  Loans  Amount Category  Loans
                            ------  --------  -----  ------ --------  -----
                                               (Dollars in thousands)

Real estate loans:
  Residential...............  $405    1.00%  59.38%   $376    1.00%  60.87%
  Construction..............    21    1.25    2.48      31    1.25    4.01
  Commercial ...............    75    1.00   10.95      49    1.00    7.87
  Acquisition and
    development                 14    1.25    1.64      14    1.25    1.78
Commercial business loans...   101    1.25   11.83      70    1.00   11.29
Consumer and other loans....   140    1.50   13.72     109    1.25   14.18
                              ----          ------    ----          ------
  Total allowance for
    loan losses.............  $756          100.00%   $649          100.00%
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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2000, the Savings Bank's regulatory liquidity of 9.9% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Annual Report and "REGULATION."

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

     The following table sets forth the composition of the Savings Bank's securities portfolio at the dates indicated.

                                              At December 31,
                                  ----------------------------------------
                                           2000               1999
                                  -------------------  -------------------
                                   Carrying Percent of  Carrying Percent of
                                    Value   Portfolio    Value   Portfolio
                                    -----   ---------    -----   ---------
                                            (Dollars in thousands)

Available for sale:
FHLMC stock......................  $    6     0.10%      $    6     0.09%

U.S. Government and
    agency obligations...........   3,992    64.00        3,990    61.23
Mortgage-backed securities.......   1,394    22.35        1,652    25.35
                                   ------   ------       ------   ------
      Total available for sale...   5,392    86.45        5,648    86.67

Held to maturity:
FHLB stock.......................     681    10.92          633     9.71
U.S. Government and
    agency obligations...........      --       --           --       --
Mortgage-backed securities.......     164    2.63           236     3.62
                                   ------   ------       ------   ------
    Total held to maturity.......     845    13.55          869    13.33
                                   ------   ------       ------   ------
Total............................  $6,237   100.00%      $6,517   100.00%
                                   ======   ======       ======   ======

     At December 31, 2000, the FHLMC stock had an estimated fair value of $397,000, the portfolio of U.S. Government and agency securities (both available-for-sale and held-to-maturity) had an aggregate estimated fair value of $4.0 million and the portfolio of mortgage-backed securities (both available-for-sale and held-to-maturity) had an estimated fair value of $1.6 million.

     At December 31, 2000, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues. At December 31, 2000, their amortized cost was $1.6 million and all had fixed-rates of interest. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 8.5% and had a weighted average yield of 6.8% during the year ended December 31, 2000.

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

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 2000.

                         Less Than   Over One to   Over Five to    Over Ten
                         One Year     Five Years    Ten Years        Years
                       ------------  ------------  ------------  ------------
                       Amount Yield  Amount Yield  Amount Yield  Amount Yield
                       ------ -----  ------ -----  ------ -----  ------ -----
                                     (Dollars in thousands)
Available for Sale:
FHLMC Stock..........  $   6  50.00%     --    --      --    --      --    --
U.S. Government and
 agency obligations..     --     --   2,992  6.02     500  7.00     500  8.00
Mortgage-backed
 securities..........     --     --      --    --     694  6.50     700  7.00

Held to Maturity:
FHLB Stock...........    681   7.31      --    --      --    --      --    --
U.S. Government and
 agency obligations..     --     --      --    --      --    --      --    --
Mortgage-backed
 securities..........     --     --      99  6.51      65  8.00      --    --

     The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments such as "forwards," "futures," "options" or "swaps.

     At December 31, 2000, the Savings Bank did not hold any "high risk mortgage securities" subject to OTS Thrift Bulletin Number 52. The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank's deposit mix and pricing is generally reviewed weekly. The Savings Bank does not accept brokered deposits but does accept deposits from municipalities and other public entities. At December 31, 2000, such public deposits amounted to $1.0 million. Substantially all of the Savings Bank's depositors are residents of the State of Tennessee.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 2000.

Weighted                                                            Percen-
Average                                                               tage
Interest              Checking and                        Minimum   of Total
Rate        Term      Savings Deposits            Amount  Balance   Deposits
----        ----      ----------------            ------  -------   --------
                                                       (In thousands)

2.79%        --         NOW accounts              $6,434    $500     10.95%
2.98         --         Savings accounts           6,415      10     10.91
3.59         --         Money market deposit       1,944   1,000      3.31

                        Certificates of Deposit
                        -----------------------

5.50         3 month    Fixed-term, fixed-rate       423   1,000      0.72
6.12         6 month    Fixed-term, fixed-rate     5,603   1,000      9.53
6.49         12 month   Fixed-term, fixed-rate    19,042     500     32.40
6.64         18 month   Fixed-term, fixed rate     4,610     500      7.84
5.83         18 month   Step up                      231     500      0.39
5.84         2 year     Fixed-term, fixed-rate     4,738     500      8.06
5.66         3 year     Fixed-term, fixed-rate     2,853     500      4.85
5.84         4 year     Fixed-term, fixed-rate     1,449     500      2.47
5.91         5 year     Fixed-term, fixed-rate     2,018     500      3.43
5.99         18 month   Fixed-term, fixed-rate
                          IRA                      2,626      10      4.47
6.50         18 month   Fixed-term, variable-
                          rate IRA                   393      10      0.67
                                                 -------            ------
                            Total                $58,779            100.00%
                                                 =======            ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2000. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period                   Certificates of Deposit
---------------                   -----------------------
                                      (In thousands)

Three months or less..................    $1,228
Over three through six months.........     2,775
Over six through twelve months........     2,641
Over twelve months....................     2,493
                                          ------
     Total............................    $9,137
                                          ======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                              At December 31,
                                -------------------------------------------
                                          2000                 1999
                                --------------------------  ---------------
                                         Percent                    Percent
                                          of     Increase             of
                                Amount   Total  (Decrease)  Amount   Total
                                ------   -----  ----------  ------   -----
                                          (Dollars in thousands)

Non-interest bearing
  demand accounts.............. $5,997    9.26%  $1,092    $ 4,905    8.54%
NOW accounts...................  6,434    9.93       82      6,352   11.06
Passbook accounts..............  6,415    9.90      700      5,715    9.95
Money market deposit accounts..  1,944    3.00      419      1,525    2.65

Fixed-rate certificates
which mature:
  Within 1 year................ 32,493   50.16    4,232     28,261   49.19
  After 1 year, but
    within 2 years.............  9,000   13.90    2,698      6,302   10.96
  After 2 years, but
    within 3 years.............  1,385    2.14   (1,510)     2,895    5.04
  After 3 years but
    within 4 years.............    769    1.19      (61)       830    1.44
  After 4 years but
    within 5 years.............    339    0.52     (331)       670    1.17
                               -------  ------   ------    -------  ------
     Total.....................$64,776  100.00%  $7,321    $57,455  100.00%
                               =======  ======   ======    =======  ======
Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                At December 31,
                               ----------------
                               2000      1999
                               ----      ----
                               (In thousands)

3.01 - 4.00%................  $   --   $     11
4.01 - 5.00%................    2,830    17,908
5.01 - 6.00%................    9,561    20,680
6.01 - 7.00%................   31,590       359
7.01 - 8.00%................        5        --
                              -------   -------
Total.......................  $43,986   $38,958
                              =======   =======
Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                 Amount Due
                     -------------------------------------
                                                                   Percent
                                                                   of Total
                     Less Than  1-2   2-3     3-4   After        Certificate
                     One Year  Years  Years  Years 4 Years  Total  Accounts
                     --------  -----  -----  ----- -------  -----  --------
                                    (Dollars in thousands)

4.01 - 5.00%........ $ 1,985  $  552  $  257  $ 36  $ --  $ 2,830    6.43%
5.01 - 6.00%........   6,144   2,048     730   587    52    9,561   21.74
6.01 - 7.00%........  24,364   6,400     398   146   282   31,590   71.82
7.01 - 8.00%........      --      --      --    --     5        5    0.01
                     -------  ------  ------  ----  ----  -------  ------
Total............... $32,493  $9,000  $1,385  $769  $339  $43,986  100.00%
                     =======  ======  ======  ====  ====  =======  ======

Savings Activities

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                              Year Ended December 31,
                                              -----------------------
                                                 2000          1999
                                                 ----          ----
                                                   (In thousands)

Beginning balance............................  $57,455       $50,142
Net increase (decrease) before interest
  credited...................................    5,218         5,607
Interest credited............................    2,103         1,706

Net increase in savings deposits.............    7,321         7,313
                                               -------       -------
Ending balance...............................  $64,776       $57,455
                                               =======       =======

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Cincinnati are typically secured by the Savings Bank's first mortgage loans. At December 31, 2000, the Savings Bank had $7.5 million of borrowings from the FHLB-Cincinnati at a weighted average rate of 6.07%. Such borrowings have contractual maturities through the year ending December 31, 2004 and are secured by a blanket lien on $9.4 million of one- to four-family residential real estate loans and by FHLB-Cincinnati stock with a carrying value of $680,600 at December 31, 2000. See Note 8 of Notes to Consolidated Financial Statements.

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

    The following tables set forth certain information regarding short-term borrowings by the Savings Bank at the end of and during the periods indicated.

                                         At December 31,
                                         ---------------
                                         2000       1999
                                         ----       ----
                                      (Dollars in thousands)

FHLB-Cincinnati advances outstanding... $7,500     $6,800

Weighted average rate paid
 on FHLB-Cincinnati advances...........   6.07%      5.38%

                   (table continued on following page)

                                         At December 31,
                                         ---------------
                                         2000       1999
                                         ----       ----
                                      (Dollars in thousands)

Maximum amount of FHLB-Cincinnati
 advances at any month end............. $7,500     $6,900

Approximate average FHLB-Cincinnati
  advances outstanding.................  5,850      5,875

Approximate weighted average rate
  paid on FHLB-Cincinnati advances.....   5.30%      5.02%
-------------------
(1) Computed using the weighted rates of each individual transaction.

Trust Department

     The OTS granted trust powers to the Savings Bank on July 14, 1998. The Savings Bank is one of the few banks in its primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Savings Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts
("IRAs").   At December 31, 2000, trust assets under management totalled approximately $70.6 million.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi- annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended December 31, 2000 was $28,745.

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

     The Savings Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Savings Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $680,600 at December 31, 2000.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB- Cincinnati.

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

     At December 31, 2000, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Savings Bank met the test and its QTL percentage was 66.5%.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2000, the Savings Bank had tangible capital of $8.0 million, or 9.8% of adjusted total assets, which is approximately $6.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2000, the Savings Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2000, the Savings Bank had core capital equal to $8.0 million, or 9.8% of adjusted total assets, which is $5.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On December 31, 2000, the Savings Bank had total risk-based capital of approximately $8.9 million, including $8.0 million in core capital and $940,000 in qualifying supplementary capital, and risk-weighted assets of $56.8 million, or total capital of 15.7% of risk-weighted assets. This amount was $4.3 million above the 8% requirement in effect on that date.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Savings Bank's limit on loans to one borrower was $1.2 million. At December 31, 2000, the Savings Bank's largest single loan to one borrower was $600,000, which was performing according to its original terms.

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

Audits

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 9 of Notes to Consolidated Financial Statements.

Personnel

     As of December 31, 2000, the Savings Bank had 30 full-time and six part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     At December 31, 2000, the net book value of the Savings Bank's premises and equipment totaled $1.8 million.

     The Savings Bank's main office consists of two buildings which are located at 306 West Main Street, McMinnville, Tennessee. The Savings Bank's operations are conducted at one of the buildings , which opened in 1969, and consists of 7,140 square feet. An ATM is installed at this building. The other building houses the Savings Bank's Trust and Operations Center, which opened in fiscal 2000 and consists of 8,960 square feet. The Savings Bank owns the buildings and real estate.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
     (b) Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2000 and 1999
     (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 2000 and 1999
     (e)  Notes to Consolidated Financial Statements

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

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

                       Age at
                   December 31,
Name                   2000      Position
----                   ----      --------

Dr. R. Neil Schultz     64       Chairman of the Board
Joe H. Pugh             44       President and Chief Executive Officer
Earl Barr               63       Treasurer and Secretary
Ray Talbert             54       Executive Vice President, Commercial Loan
                                   Officer and Branch Manager
John W. Duncan          35       Vice President and Chief Financial Officer
Nita M. Baggett         60       Senior Vice President of Secondary Marketing
Kenneth D. Martin       50       Senior Vice President of Consumer Lending
Kenneth W. Smith        51       Senior Vice President of Trust/Investment
                                   Management

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

     Dr. R. Neil Schultz, a retired orthodontist, is a member of the McMinnville Noon Rotary Club and past president of the Tennessee Association of Orthodontists. Dr. Schultz serves as the Chairman of the Board of the Directors of the Corporation and the Savings Bank.

     Joe H. Pugh has been employed by the Savings Bank since 1978. Mr. Pugh has served as President and Chief Executive Officer of the Savings Bank since 1993 and President and Chief Executive Officer of the Corporation since its inception in 1997. He is a past member of the McMinnville Chamber of Commerce Board, and a member of the McMinnville Noon Rotary Club and the Community Advisory Board of Bridgestone/Firestone. Mr. Pugh also serves as a trustee of the Motlow State Community College.

     Earl H. Barr is the owner and manager of Barr's Inc., a retail furniture store, in McMinnville, Tennessee. He is the past Chairman of, and currently serves as a director of, the Board of the McMinnville Chamber of Commerce, and is a member of the Board of the McMinnville Housing Authority. Mr. Barr is a past director of the American Heart Association Board, and a member of the McMinnville Noon Rotary Club, the Warren County Homebuilders Association and the Community Advisory Board of Bridgestone/Firestone.

     Ray Talbert has been employed by the Savings Bank since February 1996. Before joining the Savings Bank, he was employed as a Senior Vice President by Bank of McMinnville, McMinnville, Tennessee. Mr. Talbert is a board member of the Alliance for Community Outreach.

     John W. Duncan has been employed by the Savings Bank since 1993. Prior to that, Mr. Duncan was a Bank Examiner for the Tennessee Department of Financial Institutions. He is the treasurer of the McMinnville Breakfast Rotary Club.

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

     (b)  Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 2000.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY BANCORP, INC.

Date: March 27, 2001                By: /s/Joe H. Pugh
                                      --------------------------------------
                                        Joe H. Pugh
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Joe H. Pugh                                     March 27, 2001
   ---------------------------------------------
   Joe H. Pugh
   President and Chief Executive Officer
   (Principal Executive Officer)

By:/s/John W. Duncan                                  March 28, 2001
   ---------------------------------------------
   John W. Duncan
   Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

By:/s/Dr. Raymond Neil Schultz                        March 27, 2001
   ---------------------------------------------
   Dr. Raymond Neil Schultz
   Chairman of the Board and Treasurer

By:/s/Earl H. Barr                                    March 27, 2001
   ---------------------------------------------
   Earl H. Barr
   Secretary and Director

By:                                                   March   , 2001
   ---------------------------------------------
   Donald R. Collette
   Director

By:/s/Dr. Franklin J. Noblin                          March 27, 2001
   ---------------------------------------------
   Dr. Franklin J. Noblin
   Director

By:/s/Robert W. Newman                                March 28, 2001
   ---------------------------------------------
   Robert W. Newman
   Director

By:                                                   March   , 2001
   ---------------------------------------------
   Dr. John T. Mason, III
   Director

                               Exhibit 13

                     Annual Report to Stockholders

                   [Logo]  SECURITY BANCORP, INC.

                         2000 ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                       Page

       President's Message. . . . . . . . . . . . . . . . . . .         1
       Business of the Company. . . . . . . . . . . . . . . . .         2
       Forward-Looking Statements . . . . . . . . . . . . . . .         2
       Common Stock Information . . . . . . . . . . . . . . . .         3
       Selected Consolidated Financial Information. . . . . . .         4
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . .         6
       Independent Auditor's Report . . . . . . . . . . . . . .        13
       Consolidated Financial Statements. . . . . . . . . . . .        14
       Notes to Consolidated Financial Statements . . . . . . .        18
       Directors and Officers of Security Bancorp, Inc. . . . .        39
       Directors and Officers of Security Federal Savings Bank of
          McMinnville, TN . . . . . . . . . . . . . . . . . . .        40
       Corporate Information. . . . . . . . . . . . . . . . . .        41
       Annual Meeting . . . . . . . . . . . . . . . . . . . . .        41

                      [Logo]  SECURITY BANCORP, INC.

To Our Stockholders

On behalf of the Board of Directors, Officers and Employees of Security Bancorp, Inc. and its wholly owned subsidiary, Security Federal Savings Bank, we are pleased to present our fourth Annual Report as a public company.

Net income for the year ended December 31, 2000 was $804,000, or $2.01 per share, compared to $701,000 in 1999. The Company's consolidated assets totaled $81.4 million at December 31, 2000 compared to $72.2 million a year earlier, representing a 12.7% increase. The increase in assets was mainly due to strong local loan originations. We were able to fund this asset growth through increased deposits provided from our community. Total stockholders' equity amounted to $8.5 million at December 31, 2000 and the Company paid its third annual dividend of $.275 per share during 2000, a 10% increase over 1999.

Income diversification was a major focus during 2000 and should continue to enhance performance in the future. The Bank is achieving its goal of becoming a full service community bank. Consumer and commercial loans now represent 36.8% of the total loan portfolio compared to 33.8% a year earlier. The Bank's Trust/Investment Management Department was managing $70.6 million in assets at December 31, 2000 compared to $59.9 million at December 31, 1999.

Security Bancorp is positioned to meet tomorrow's challenges and opportunities. Quality financial services and products, along with dedicated staff, management, and directors who recognize the importance of customer and stockholder satisfaction, will be the key ingredients to our growth and profitability.

We hope all our customers are enjoying the extra services provided by our expanded main office banking facility, which was completed in June, 2000.

On behalf of the Board of Directors, management and staff, we would like to thank you for your loyalty and confidence as demonstrated by your investment.

Sincerely,

/s/ Joe H. Pugh
Joe H. Pugh
President & CEO

BUSINESS OF THE COMPANY

Security Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997 through the issuance, by the Company, of 436,425 shares of common stock at $10.00 per share. At December 31, 2000, the Company had total consolidated assets of $81.4 million and consolidated stockholders' equity of $8.5 million. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federal stock savings bank originally organized in 1960. The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

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

FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains, and future filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and the Bank, which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the Securities and Exchange Commission ("SEC") and those presented by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

COMMON STOCK INFORMATION

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol of "SCYT". As of December 31, 2000, there were approximately 232 stockholders of record and 436,425 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 22,695 and restricted treasury stock of 11,521). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. To date, the Company has not established a policy of paying regular cash dividends.

The following table sets forth market price range of the Company's common stock for the four quarters of fiscal 1998, 1999, and 2000.

Fiscal 1998                 High               Low              Dividends
                            ----               ---              ---------

First Quarter             $ 16.375           $ 16.250             N/A
Second Quarter              17.250             16.500             N/A
Third Quarter               17.375             16.875            .25/share
Fourth Quarter              17.875             17.625             N/A

Fiscal 1999
First Quarter               18.000             16.250             N/A
Second Quarter              16.875             15.000             N/A
Third Quarter               15.750             15.500            .25/share
Fourth Quarter              15.750             15.500             N/A

Fiscal 2000
First Quarter               16.000             15.500             N/A
Second Quarter              15.500             15.250             .275/share
Third Quarter               15.250             13.000             N/A
Fourth  Quarter             15.500             13.500             N/A

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. Since the Company had not commenced operations prior to the mutual to stock conversion of the Bank in June 1997, the financial information presented for 1996 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its Subsidiary presented herein.

                                               At December 31,
                            ------------------------------------------------
                            2000       1999       1998       1997       1996
                            ----       ----       ----       ----       ----
                                           (In thousands)

SELECTED FINANCIAL
CONDITIONAL DATA:

Total assets             $81,361    $72,204    $63,425    $50,920    $44,121
Loans receivable, net     66,730     60,189     53,473     43,093     36,667
Cash and cash equivalents  5,069      3,051      2,581      1,896      1,098
Investment securities
  available for sale       4,385      4,138      1,420      1,379      1,743
Investment securities
  held-to-maturity            --         --        650      1,248      1,250
Mortgage-backed securities
  available for sale       1,386      1,604      1,956         --         --
Mortgage-backed securities
  held-to-maturity           165        236        501      1,206      1,580
Deposits                  64,776     57,455     50,142     37,061     35,790
FHLB advances              7,500      6,800      5,500      6,500      5,500
Stockholders equity,
  Substantially
    restricted             8,511      7,507      6,989      6,735      2,450
Retained earnings,
  (substantially
  restricted,
  before December
  31, 1997)

                                         Year Ended December 31,
                            ------------------------------------------------
                            2000       1999       1998       1997       1996
                            ----       ----       ----       ----       ----
                                            (In thousands)
SELECTED OPERATING
DATA:

Interest income           $6,242      $5,365     $4,592     $3,926      $3,294
Interest expense           3,115       2,596      2,326      2,105       1,840
                          ------      ------     ------     ------      ------

Net interest income        3,127       2,769      2,266      1,821       1,454
Provision for loan
  losses                     180         159        285         60         116
                          ------      ------     ------     ------      ------
Net interest income
  after provisions
  for loan losses          2,947       2,610      1,981      1,761       1,338
                          ------      ------     ------     ------      ------

Non interest income          932         891        811        278         158
Other expenses(1)          2,582       2,373      1,819      1,314       1,275
                          ------      ------     ------     ------      ------

Income before income
  tax expense              1,297       1,128        973        725         221

Income tax expense           493         427        371        267          83
                          ------      ------     ------     ------      ------

Net income                $  804      $  701     $  602     $  458      $  138
                          ======      ======     ======     ======      ======

                                         Year Ended December 31,
                            ------------------------------------------------
                            2000       1999       1998       1997       1996
                            ----       ----       ----       ----       ----
KEY OPERATING RATIOS

Performance Ratios:

Return on average assets
  (net income divided by
  average assets)           1.05%      1.03%       1.05%     0.95%      0.34%
Return on average equity
  (net income divided by
  average equity)          10.04       9.67        8.64      8.27       6.17
Interest rate spread
  (difference between
  average yield on interest-
  earning assets and average
  cost of interest-bearing
  liabilities)              3.76       3.88        3.48      3.43       3.50
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning
  assets)                   4.07       4.08        4.19      3.99       3.79
Noninterest expense as a
  percent of average
  assets                    3.36       3.50        3.18      2.72       3.18
Average interest-earning
  assets to interest-bearing
  liabilities             115.08     112.08      116.34    112.14     106.03
Efficiency ratio (other
  expenses divided by the
  sum of net interest
  income and non-interest
  income)                  63.61      64.82       59.12     62.60      79.09

Capital Ratios:

Average equity to average
  Assets                   10.43      10.69       12.20     11.46       5.90
Tangible capital to assets  9.81       9.81        9.99     12.01       5.24
Core capital to assets      9.81       9.81        9.99     12.01       5.24
Risk-based capital to risk
  adjusted assets          15.66      15.19       15.68     20.30       9.87

Asset Quality Ratios:

Allowance for loan losses
  to total loans at end of
  period                    1.11       1.08        1.13      0.76        0.75
Net charge offs to average
  outstanding loans during
  the period                0.11       0.23        0.01      0.01        0.06
Ratio of nonperforming
  assets to total
  assets(2)                 0.43       0.74        0.89      0.11        0.11
Ratio of allowance for
  loan losses to non-
  performing assets(2)    215.39     120.86      110.32    616.36      631.11

SELECTED OTHER DATA:

Number of:
 Real estate loans
  Outstanding              1,346      1,258         877        707        610
 Deposit accounts          8,013      6,775       5,385      3,459      3,036
 Full service offices(3)       2          2           2          2          1
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

Operating Strategy

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Bank also originates construction, consumer, commercial business, acquisition and development, and commercial real estate loans. The Bank invests in investment grade federal agency securities and mortgage-backed securities. The Bank intends to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

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

Interest Rate Sensitivity of Net Portfolio Value

The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV"), as of December 31, 2000, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management of the Bank may take to counter the effect of the interest rate movements.

                                                 Net Portfolio as  % of
 Basis Point       Net Portfolio Value          Portfolio Value of Assets
   ("bp")   ---------------------------------   -------------------------
   Change   $ Amount    $ Change(1)  % Change   NPV Ratio(2)    Change(3)
   ------   --------    -----------  --------   ------------    ---------
                                (Dollars in thousands)

   +300 bp  $ 10,335       $ 131        1%          12.65%        39 bp
   +200 bp    10,385         181        2%          12.63%        36 bp
   +100 bp    10,352         148        1%          12.51%        24 bp
      0 bp    10,204                                12.27%
   -100 bp     9,936        -268       -3%          11.90%       -37 bp
   -200 bp     9,887        -317       -3%          11.76%       -51 bp
   -300 bp     9,991        -213       -2%          11.77%       -49 bp

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

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's primary investing activity is loan originations. The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 2000, the Bank's liquidity ratio was 9.9%, which was in excess of the OTS required ratio of 4.0%. At December 31, 2000, there were no material commitments for capital expenditures and the Bank had unfunded loan commitments of approximately $4.0 million and outstanding commercial letters of credit of $351,000. At December 31, 2000, management had no knowledge of any trends, events or uncertainties that will have or are likely to have material effects on the liquidity, capital resources or operations of the Bank. Further, at December 31, 2000, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

Comparison of Financial Condition at December 31, 2000 and 1999

Total assets increased to $81.4 million at December 31, 2000 from $72.2 million at December 31, 1999. Loans receivable, net, increased $6.5 million from $60.2 million at December 31, 1999 to $66.7 million at December 31, 2000 as a result of an increase in mortgage loans of $5.0 million, commercial business loans of $1.1 million and consumer loans of $600,000. Deposits increased $7.3 million from $57.5 million at December 31, 1999 to $64.8 million at December 31, 2000. The increase is primarily attributable to an increase in personal checking accounts and certificates of deposit. Stockholders' equity increased to $8.5 million at December 31, 2000 from $7.5 million at the end of 1999.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

Net Income. Net income for the year ended December 31, 2000 was $804,000 compared to $701,000 for the year ended December 31, 1999. This increase was primarily due to the increase in net interest income from loans receivable and non-interest income offset to a lesser degree by an increase in other expenses.

Net Interest Income. Net interest income after provision for loan losses for the year ended December 31, 2000 increased $300,000 or 12.9% to $2.9 million from $2.6 million for the year ended December 31, 1999 as a result of an increase in total interest income that more than offset an increase in total interest expense. Total interest income increased $800,000 or 16.3% to $6.2 million for the year ended December 31, 2000 from $5.4 million a year earlier primarily as a result of an increase in the average balance of loans receivable, net. The average balance of loans receivable, net, increased $7.7 million or 13.7% to $63.6 million for the year ended December 31, 2000 from $55.9 million for the year ended December 31, 1999. Interest expense increased $500,000 or 20.0% to $3.1 million for the year ended December 31, 2000 from $2.6 million a year earlier primarily as a result of an increase in the average balance of deposits which were used to fund loan demand.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses increased $21,000 to $180,000 for the year ended December 31, 2000 from $159,000 a year earlier. The higher provision for loan losses for fiscal 2000 was due to the corresponding large volume of loan originations during the year. Management deemed the allowance for loan losses adequate at December 31, 2000.

Non Interest Income. Non interest income increased $41,000 or 4.6% to $932,000 for the year ended December 31, 2000 from $891,000 for the year ended December 31, 1999. Service charges, commissions, and fees increased $194,000 to $805,000 in fiscal 2000 from $611,000 in fiscal 1999 primarily as a result of an increase in commissions from the trust department and, to a lesser extent, from service charges on checking accounts. Gain on sale of loans decreased $117,000 to $87,000 in fiscal 2000 from $204,000 in fiscal 1999 as a result of a decrease in loan originations.

Other Expenses. Other expenses increased $200,000 or 8.8% to $2.6 million for the year ended December 31, 2000 from $2.4 million for the year ended December 31, 1999. Compensation and benefits increased $112,000 to $1.3 million in fiscal 2000 from $1.2 million in fiscal 1999 as a result of hiring additional personnel and annual salary increases. Occupancy and equipment expense increased $29,000 to $291,000 in fiscal 2000 from $262,000 in fiscal 1999 as a result of increased depreciation expense. Other expenses increased $87,000 to $816,000 in fiscal 2000 from $729,000 in fiscal 1999 primarily as a result of increased service bureau expense and the cost associated with operating the trust department.

Income Tax Expense. Income tax expense increased $66,000 to $493,000 for the year ended December 31, 2000 compared to $427,000 a year earlier, which was due to higher earnings without a corresponding increase in expenses.

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

                                                               Year Ended December 31,
                                  At        -------------------------------------------------------------
                              December 31,                   2000                      1999
                                 2000       ---------------------------     -----------------------------
                                 ----                  Interest                        Interest
                                 Yield/     Average      and      Yield/    Average       and      Yield/
                                 Cost       Balance    Dividends   Cost     Balance    Dividends    Cost
                                 ----       -------    ---------   ----     -------    ---------    ----
                                                              (Dollars in thousands)
Interest-earning assets:
 Loans receivable               9.10%       $63,581     $5,770     9.08%    $55,907     $4,923      8.81%
 Mortgage-backed securities     6.79          1,723        115     6.79       2,148        142      6.61
 Investment securities          6.39          4,828        309     6.40       4,028        257      6.38
 FHLB stock                     7.48            657         48     7.31         612         43      7.03
                                ----        -------     ------     ----     -------     ------      ----
  Total interest earning assets 8.84         70,789      6,242     8.82      62,695      5,365      8.56

Noninterest-earning assets
                                              5,984                           5,120
                                            -------                         -------
Total assets                                 76,773                          67,815
                                            =======                         =======
Interest-bearing liabilites:
 Passbook, NOW and Money
 Market Accounts                2.98         14,193        423     2.98      12,078        360      2.98
 Certificates of deposit        6.16         41,472      2,382     5.74      37,166      1,927      5.18
                                ----        -------     ------     ----     -------     ------      ----
  Total deposits                5.36         55,665      2,805     5.04      49,244      2,287      4.64

FHLB advances                   6.07          5,850        310     5.30       6,150        309      5.02
                                ----        -------     ------     ----     -------     ------      ----
Total interest-bearing
  liabilities                   5.44         61,515      3,115     5.06      55,394      2,596      4.68

Noninterest-bearing
  liabilities                                 7,249                           5,171
                                            -------                         -------
 Total liabilities                           68,764                          60,565
Equity                                        8,009                           7,250
                                            -------                         -------
 Total liabilities and equity               $76,773                         $67,815
                                            =======                         =======

Net interest income                                     $3,127                           $2,769
                                                        ======                           ======
Interest rate spread           3.40%                               3.76%                            3.88%
                               =====                               =====                            =====

Net interest margin                                                4.07%                            4.08%
                                                                   =====                            =====
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                     115.08%                          112.08%
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

                                     Year Ended December 31,                Year Ended December 31,
                                      2000 Compared to Year                  1999 Compared to Year
                                     Ended December 31, 1999                Ended December 31, 1998
                                       Increase (Decrease)                    Increase (Decrease)
                                             Due to                                  Due to
                              ----------------------------------       ----------------------------------
                                                   Rate/                                    Rate/
                              Rate     Volume     Volume     Net       Rate     Volume     Volume     Net
                              ----     ------     ------     ---       ----     ------     ------     ---
                                                             (In thousands)
Interest-earning assets:
 Loans receivable (1)         $151      $672      $ 21      $844      $49       $623       $  7    $679
 Mortgage-backed and
  related securities             4       (28)       (1)      (25)      (4)        62         (3)     55
 Investment securities           1        51         1        53        9         29          1      39
 Other interest-earning
  assets                         2         3         -         5       (1)         3         --       2
                              ----      ----      ----      ----     ----       ----       ----    ----
Total net change in
 income on interest-
 earning assets                158       698        21       877       53        717          5     775
                              ----      ----      ----      ----     ----       ----       ----    ----
Interest-bearing liabilities:
 Passbook, NOW and
 money market-accounts          --        63        --        63       10        111          5     126
 Certificates of deposits      208       223        24       455       (6)       284         (1)    277
 FHLB advances                  17       (15)       (1)        1      (97)       (29)        (7)   (133)
                              ----      ----      ----      ----     ----       ----       ----    ----
Total net change in
 expense on
 interest-bearing
 liabilities                   225       271        23       519      (93)       366         (3)    270
                              ----      ----      ----      ----     ----       ----       ----    ----
Net increase (decrease)
 in net interest income       $(67)     $427      $ (2)     $358     $146       $351       $  8    $505
                              ====      ====      ====      ====     ====       ====       ====    ====

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

         [Letterhead of Housholder, Artman and Associates, P.C.]

                       INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
 Board of Directors of
 Security Bancorp, Inc.
  and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Security Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Housholder, Artman and Associates, P.C.

January 25, 2001

                  SECURITY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        DECEMBER 31, 2000 AND 1999

                                                 2000                1999
                                             ------------       ------------
               ASSETS

Cash and cash equivalents                   $   5,068,907      $   3,051,147

Investment securities:
 Available-for-sale, at fair value              4,385,059          4,137,746
Mortgage-backed securities:
 Available-for-sale, at fair value              1,386,074          1,603,757
 Held-to-maturity, at amortized cost -
  fair value of $164,701 (2000) and
  $234,360 (1999)                                 164,633            235,585
Loans receivable, net                          66,729,917         60,188,919
Interest receivable, net                          682,882            523,063
Premises and equipment, net                     1,805,717          1,307,820
Real estate owned, net                            138,100            275,873
Federal Home Loan Bank stock, at cost             680,600            633,000
Other assets                                      319,100            247,267
                                             ------------       ------------
   Total assets                              $ 81,360,989       $ 72,204,177
                                             ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deosits                                     $ 64,776,331       $ 57,454,842
 Federal Home Loan Bank advances                7,500,000          6,800,000
 Advances from borrowers for property
  taxes and insurance                              52,650             64,524
 Federal income taxes payable                     207,705             82,034
 Accrued expenses and other liabilities           313,249            295,792
                                             ------------       ------------
   Total liabilities                           72,849,935         64,697,192

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, authorized
  and unissued 250,000 shares
 Common stock, $.01 par value, 3,000,000
  shares authorized ; 436,425 shares issued
  and outstanding                                   4,364              4,364
 Additional paid-in capital                     4,161,780          4,143,588
 Unallocated ESOP shares                         (232,257)          (269,992)
 Retained earnings                              4,541,194          3,848,660
 Accumulated other comprehensive income           230,392             24,869
 Restricted treasury stock at cost (11,521
  and 14,489 shares)                             (194,419)          (244,504)
                                             ------------       ------------
   Total stockholders' equity                   8,511,054          7,506,985
                                             ------------       ------------
Total liabilities and stockholders' equity   $ 81,360,989       $ 72,204,177
                                             ============       ============

The accompanying notes are an integral part of these statements.

                  SECURITY BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  2000               1999
                                             ------------       -------------
Interest income:
 Loans receivable                             $ 5,770,255         $ 4,923,468
 Investment securities                            414,133             386,494
 Interest on overnight funds sold                  58,072              55,344
                                             ------------       -------------
   Total interest income                        6,242,460           5,365,306

Interest expense:
 Deposits                                       2,805,371           2,287,350
 Federal Home Loan Bank advances                  309,772             309,061
                                             ------------       -------------
   Total interest expense                       3,115,143           2,596,411
                                             ------------       -------------
   Net interest income                          3,127,317           2,768,895
Provision for loan losses                         180,000             159,484
                                             ------------       -------------
   Net interest income after provision for
    loan losses                                 2,947,317           2,609,411
                                             ------------       -------------
Other income:
 Service charges, commissions and fees            804,961             611,151
 Gain on sale of loans                             86,531             204,312
 Loan servicing income                             13,565              10,591
 Gain on sale of investment securities               -                    313
 Other                                             26,951              65,061
                                             ------------       -------------
   Total other income                             932,008             891,428

Other expenses:
 Compensation and benefits                      1,266,904           1,154,892
 Occupancy and equipment expenses                 291,128             262,394
 Federal and other insurance premiums              40,172              57,808
 Advertising                                       54,595              55,713
 Legal and professional fees                      113,214             112,610
 Other expenses                                   816,022             729,119
                                             ------------       -------------
   Total other expenses                         2,582,035           2,372,536
                                             ------------       -------------

Income before income tax expense                1,297,290           1,128,303
Income tax expense                                493,109             427,083
                                             ------------       -------------
Net income                                        804,181             701,220

Other comprehensive income:
 Net changes in unrealized appreciation of
  available for sale securities and loans
  net of tax of ($125,966) in 2000 and
  $118,558 in 1999                                205,523            (193,379)
                                             ------------       -------------
Comprehensive income                         $  1,009,704       $     507,841
                                             ============       =============

Basic earning per share                      $       2.01       $        1.78
Diluted earnings per share                   $       2.01       $        1.78


The accompanying notes are an integral part of these statements.

                                   SECURITY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           Accumulated
                                      Additional Unallocated                 Other                  Total
                       Common Stock   ----------------------                 Compre-  Restricted   Stock-
                      --------------    Paid-in      ESOP       Retained     hensive   Treasury    holders'
                      Shares  Amount    Capital      Shares     Earnings     Income     Stock      Equity
                      ------- ------    -------      ------     --------     ------    --------    ------

Balances,
December 31, 1998    436,425  $4,364   $4,109,388  $(304,985)   $3,256,545  $218,248  $(294,589) $6,988,971
 ESOP shares earned     -        -         30,034     34,993          -         -          -         65,027
 Allocation of
  earned MRP stock      -        -          4,166       -             -         -        50,085      54,251
 Cash dividends
  declared ($0.25
  per share)            -        -           -          -        (109,105)      -          -       (109,105)
Comprehensive income:
 Net income             -        -           -          -         701,220       -          -        701,220
 Other comprehensive
 income:
  Net change in
   unrealized gains
   on securities
   available-for-sale,
   net of taxes         -        -           -          -            -      (193,379)      -       (193,379)
                     -------  ------   ----------  ---------  ----------    --------  ---------  ----------
Balances,
December 31, 1999    436,425   4,364    4,143,588   (269,992)   3,848,660     24,869   (244,504)  7,506,985
 ESOP shares earned     -        -         22,274     37,735         -          -          -         60,009
 Allocation of
  earned MRP stock      -        -         (4,082)      -            -          -        50,085      46,003
 Cash dividends
  declared ($0.275
  per share)            -        -           -          -        (111,647)      -          -       (111,647)

Comprehensive income:
 Net income             -        -           -          -         804,181       -          -        804,181
 Other comprehensive
 income:
  Net change in
   unrealized gains/
   (losses) on securities
   available-for-sale,
   net of tax           -        -           -          -           -        205,523       -        205,523
                     -------  ------   ----------  ---------  ----------    --------  ---------  ----------
Balances,
December 31, 2000    436,425  $4,364   $4,161,780  $(232,257) $4,541,194    $230,392  $(194,419) $8,511,054
                     =======  ======   ==========  =========  ==========    ========  =========  ==========

The accompanying notes are an integral part of these statements.

                                                          16

                  SECURITY BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000           1999
                                                 ------------   ------------

Cash flows from operating activities:
 Net Income                                      $    804,181   $    701,220
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      95,529         86,074
    Dividend on FHLB stock                            (47,600)       (42,500)
    (Gain) loss on sale of investments                   -              (313)
    Provision for loan losses                         180,000        159,484
    (Increase) decrease in interest receivable       (159,819)       (54,237)
    (Increase) decrease in other assets               (71,833)       (44,950)
    Increase (decrease) in accrued liabilities         17,457        (64,611)
    Increase (decrease) in income taxes payable        44,705       (133,999)
    Increase (decrease) in deferred taxes payable      80,966       (146,398)
    Sale of mortgage loans held for sale            3,036,227      8,821,972
    Originations of mortgage loans held for sale   (2,817,549)    (8,990,750)
    Amortization of premiums on investments            (6,469)       (11,246)
    Release of ESOP shares                             37,735         34,993
    Compensation earned under MRP                      50,085         50,085
                                                 ------------   ------------
    Total adjustments                                 439,434       (336,396)
                                                 ------------   ------------
  Net cash provided by operating activities         1,243,615        364,824
Cash flows from investing activities:
  Loan originations, net of principal payments     (6,939,676)    (6,982,600)
  Purchase of  available for sale-investment
    securities                                           -        (5,462,335)
  Proceeds from  available for sale investment
    securities                                           -         2,550,000
  Proceeds from available for sale mortgage-
    backed securities                                 182,362        364,919
  Proceeds from maturities and repayments of:
    Held to maturity investment securities               -           650,000
    Held to maturity mortgage-backed securities        70,952        265,705
  Cash payments for the purchase of property         (593,426)       (41,466)
  Proceeds from sale of foreclosed real estate        137,773           -
  Proceeds from sale of property                         -           230,000
                                                 ------------   ------------
 Net cash provided (used) by investing activities  (7,142,015)    (8,425,777)
Cash flows from financing activities:
  Net increase (decrease) in deposit accounts       7,321,489      7,313,262
  Proceeds (repayment) of FHLB advances               700,000      1,300,000
  Net increase (decrease) in escrow accounts          (11,874)        (7,432)
  Proceeds from issuance of ESOP shares                18,192         34,200
  Dividends paid                                     (111,647)      (109,105)
                                                 ------------   ------------
 Net cash provided by financing activities          7,916,160      8,530,925
                                                 ------------   ------------
Net increase in cash and equivalents                2,017,760        469,972
Cash and equivalents, beginning of year             3,051,147      2,581,175
                                                 ------------   ------------
Cash and equivalents, end of year                $  5,068,907   $  3,051,147
                                                 ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense                             $  3,111,935   $  2,596,519
    Income Tax                                        416,000        388,000

The accompanying notes are an integral part of these statements.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -

The consolidated financial statements as of December 31, 2000 and 1999 and the years then ended, include the accounts of Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Security Federal Savings Bank of McMinnville, Tennessee (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Nature of Business
------------------

The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate and other loans located primarily in Warren County, Tennessee. At December 31, 2000, the Bank operated two retail-banking offices in McMinnville, Tennessee. The Bank is subject to competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
-----------------------------------------

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statements of financial condition and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Outlined below are the accounting and reporting policies considered significant by the Company:

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less and money market funds to be cash equivalents. Cash and cash equivalents include interest-bearing deposits of $1,320,000 and $100,000 at December 31, 2000, and 1999, respectively.

Investment Securities
---------------------

The Company classifies its investments, including marketable equity securities, mortgage-backed securities, and mortgage-related securities, in one of three categories:

Trading Account Securities -

Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company did not hold any trading securities at December 31, 2000 or 1999.

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

Loans Held-for-Sale
-------------------

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized gains (losses) are reported as a separate component of stockholders' equity until realized.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
-----------------

The Company expenses all advertising costs as incurred.

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

The Bank originates mortgage loans for portfolio investment or for sale in the secondary market. During the loan origination period, loans are designated as held-for-sale or portfolio investment. Loans held-for-sale are carried at the lower of cost or market, determined on an individual loan basis.

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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of other comprehensive income and related tax effects are as follows:

                                                Years Ended December 31,
                                               2000                1999
                                               ----                ----
Unrealized holding gains (losses)
 on loans available-for-sale                $   45,521         $  (52,806)
Unrealized holding gains (losses)
 on available-for-sale securities              285,968           (259,129)
                                            ----------         ----------
Net unrealized gains (losses)                  331,489           (311,935)
Tax effect                                    (125,966)           118,556
                                            ----------         ----------
Net of tax amount                             $205,523         $ (193,379)
                                            ==========         ==========

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

Trust Department
----------------

Assets under management of the Bank's trust department are not included in these financial statements. The market value of assets under management by the trust department as of December 31, 2000 and 1999 were $70,553,000 and $59,901,000, respectively.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

Investment securities have been classified according to management intent. The amortized cost of securities and their approximate fair values are as follows:

Securities available-for-sale:

                                          Gross        Gross
                            Amortized   Unrealized   Unrealized     Fair
December 31, 2000             Cost        Gains        Losses       Value
-----------------           ---------   ----------   ----------   ----------

U. S. Government and
 Federal agencies           $3,992,138  $    -       $    4,143   $3,987,995
FHLMC stock                      5,650    391,414          -         397,064
                            ----------  ---------    ----------   ----------
                             3,997,788    391,414         4,143    4,385,059
Mortgage-backed securities   1,393,909       -            7,835    1,386,074
                            ----------  ---------    ----------   ----------
                            $5,391,697  $ 391,414    $   11,978   $5,771,133
                            ==========  =========    ==========   ==========

December 31, 1999
-----------------
U. S. Government and
 Federal agencies           $3,989,716  $    -       $  123,285   $3,866,431
FHLMC stock                      5,650    265,665          -         271,315
                            ----------  ---------    ----------   ----------
                             3,995,366    265,665       123,285    4,137,746
Mortgage-backed securities   1,652,665       -           48,908    1,603,757
                            ----------  ---------    ----------   ----------
                            $5,648,031  $ 265,665    $  172,193   $5,741,503
                            ==========  =========    ==========   ==========
Securities held-to-maturity:

December 31, 2000
-----------------
Mortgage-backed securities  $   64,633         68          -      $  164,701
                            ----------  ---------    ----------   ----------
                            $  164,633  $      68    $     -      $  164,701
                            ==========  =========    ==========   ==========

December 31, 1999
-----------------
Mortgage-backed securities  $  235,585  $    -       $    1,225   $  234,360
                            ----------  ---------    ----------   ----------
                            $  235,585  $    -       $    1,225   $  234,360
                            ==========  =========    ==========   ==========

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

The fair value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                             December 31, 2000        December 31, 1999
                          ----------------------   ------------------------
                          Amortized        Fair      Amortized         Fair
                            Cost          Value        Cost           Value
                          ----------   ---------   -----------    ---------
Available-for-sale:

FHLMC stock               $    5,650    $397,064   $     5,650  $   271,315
Due in one year or less         -           -        1,998,641    1,930,210
Due after one year
 through five years        2,992,138   2,976,585          -            -
Due after five years
 through ten years         1,194,170   1,193,886     2,832,965    2,751,180
Due after ten years        1,199,739   1,203,598       810,775      788,798
                          ----------   ---------   -----------  -----------
                           5,391,697   5,771,133   $ 5,648,031  $ 5,741,503
                          ==========   =========   ===========  ===========
Held-to-maturity:

Due in one year or less   $     -      $    -      $      -     $      -
Due after one year
 through five years           98,865      98,031       235,585      234,360
Due after ten years           65,768      66,670          -            -
                          ----------   ---------   -----------  -----------
                          $  164,633   $ 164,701   $   235,585  $   234,360
                          ==========   =========   ===========  ===========

At December 31, 2000 and 1999, $2,600,000 and $1,900,000 of securities were pledged as collateral for deposits.

Activities related to the sales of securities are summarized as follows:

                                                2000           1999
                                                ----           ----
Proceeds from sales                         $    -         $2,550,000

Gross gains on sales                             -                313

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31, 2000 and 1999 are summarized as follows:

                                                      December 31,
                                                  2000            1999
                                                  ----            ----
First mortgage loans:
  Secured by one-to-four family residences   $39,783,997     $36,771,782
  Held for sale, at fair value                   626,577         799,736
  Secured by commercial real estate            7,453,428       4,856,477
  Real estate development loans                1,119,089       1,097,005
  Construction loans                           1,683,746       2,478,399
                                             -----------     -----------
                                             $50,666,837     $46,003,399
Less:
  Undisbursed portion of construction loans
                                                (550,779)       (884,099)
                                             -----------     -----------
Total first mortgage loans                    50,116,058      45,119,300

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 3 - LOANS RECEIVABLE (continued)

                                                        December 31,
                                                     2000          1999
                                                     ----          ----

Commercial business loans                         8,049,851    6,969,446

Consumer and other loans:
  Automobile                                      3,697,208    3,260,392
  Second mortgage and other                       3,664,121    3,441,242
  Unsecured                                       1,972,920    2,054,392
                                                -----------  -----------
                                                  9,334,249    8,756,026
                                                -----------  -----------
Subtotal all loans                               67,500,158   60,844,772
Less:  deferred loan fees                           (14,008)      (6,468)
       allowance for loan losses                   (756,233)    (649,385)
                                                -----------  -----------
                                                $66,729,917  $60,188,919
                                                ===========  ===========

Activity in the allowance for loan losses is as follows:

                                                       December 31,
                                                   2000           1999
                                                   ----           ----
Balance - beginning                             $  649,385   $   619,907
Provision charged to operations                    180,000       159,484
Loans charged off                                  (90,695)     (155,572)
Recoveries                                          17,543        25,566
                                                ----------   -----------
Balance - ending                                $  756,233   $   649,385
                                                ==========   ===========

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", requires that the Bank establish a specific allowance on impaired loans and disclosure of the Bank's method of accounting for interest income on impaired loans. The Bank assesses loans delinquent more than 90 days for impairment. Such loans amounted to approximately $213,000 and $261,000 at December 31, 2000 and 1999, respectively, and had an average outstanding balance of approximately $131,000 and $477,000 for the years ended December 31, 2000 and 1999, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Bank has determined that specific allowances on these loans are not required.

Nonperforming loans for which interest has been reduced totalled approximately $85,000 and $147,000 at December 31, 2000 and 1999 respectively. The differences between interest income that would have been recorded under the original terms of such loans and the interest income actually recognized totaled $5,000 and $13,000 for the years ended December 31, 2000 and 1999, respectively.

Commercial loans consist primarily of unsecured business loans and loans secured by equipment and inventory. Other consumer loans consist primarily of unsecured consumer loans and loans secured by deposit accounts.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 3 - LOANS RECEIVABLE (continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2000 and 1999 totaled $1,055,000 and $818,000, respectively.

The Bank's lending activity is concentrated with customers located in the McMinnville and Warren County, Tennessee area.

Loans held for sale totaled $634,416 and $853,094 at December 31, 2000 and 1999. The fair value of such loans was $626,577 and $799,736, respectively.

NOTE 4 - LOAN SERVICING

Mortgage loans serviced for Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $25,978,765 and $26,054,381 at December 31, 2000 and 1999, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $81,141 and $85,708 December 31, 2000 and 1999, respectively.

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                          December 31,
                                                      2000          1999
                                                      ----          ----

Investment securities                               $  67,156    $  67,157
Mortgage-backed securities                              8,706       10,513
Loans receivable                                      607,020      445,393
                                                    ---------    ---------
                                                    $ 682,882    $ 523,063
                                                    =========    =========
NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classification as follows:

                                                          December 31,
                                                     2000           1999
                                                     ----           ----

Land                                              $  515,500     $  515,500
Building                                           1,236,734        788,293
Furniture and equipment                              613,400        468,415
                                                  ----------     ----------
                                                   2,365,634      1,772,208
Less:  accumulated depreciation                     (559,917)      (464,388)
                                                  ----------     ----------
                                                  $1,805,717     $1,307,820
                                                  ==========     ==========

Depreciation expense was $95,529 and $86,074 in 2000 and 1999, respectively.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 2000 and 1999 are summarized as follows:

                                                     December 31,
                                                  2000          1999
                                                  ----          ----

Demand deposits, noninterest-bearing          $ 5,997,577   $ 4,904,500
NOW and money market accounts -
 2.98% (2000) and 2.95% (1999)                  8,377,903     7,877,524
Passbook accounts -
 2.98% (2000) and 3.01% (1999)                  6,414,946     5,714,962
                                              -----------   -----------

     Total Demand, NOW and Passbook Accounts   20,790,426    18,496,986

Certificates of deposit:
    3.01% to 4.00%                                 -             11,566
    4.01% to 5.00%                              2,830,124    17,907,657
    5.01% to 6.00%                              9,561,255    20,679,891
    6.01% to 7.00%                             31,589,457       358,742
    7.01% to 8.00%                                  5,069         -
                                              -----------   -----------
     Total certificates of deposit             43,985,905    38,957,856
                                              -----------   -----------
                                              $64,776,331   $57,454,842
                                              ===========   ===========

                                                       December 31,
Interest expense on deposits is as follows:        2000          1999
                                                   ----          ----

NOW and money market accounts                 $   240,574   $   200,256
Passbook accounts                                 181,342       159,657
Certificates of deposit                         2,383,455     1,927,437
                                              -----------   -----------
                                              $ 2,805,371   $ 2,287,350
                                              ===========   ===========

Certificate of deposit maturities are summarized below:

                                 Average                Average
Years Ending December 31,         Rate        2000       Rate        1999
-------------------------        -------      ----      -------      ----

2001                              6.22%   $32,492,786    5.15%    $28,261,580
2002                              6.44      8,999,675    5.39       6,301,339
2003                              5.82      1,384,867    5.55       2,894,761
2004                              5.91        769,394    5.48         830,000
2005 and thereafter               6.29        339,183    5.57         670,176
                                 ------   -----------   ------    -----------
                                  6.25%   $43,985,905    5.23%    $38,957,856
                                 ======   ===========   ======    ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $9,137,000 and $8,377,000 at December 31, 2000 and 1999,
respectively. Deposit accounts in excess of $100,000 are not federally insured.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 are summarized as follows:

                                              2000              1999
                                              ----              ----

Short-term advances                       $2,500,000       $  1,300,000
       Long-term advances                  5,000,000          5,500,000
                                          ----------       ------------
                                          $7,500,000       $  6,800,000
                                          ==========       ============

The short-term advances are due ninety days from issuance. Long-term advances at December 31, 2000 mature as follows:

                              Weighted
  Year Ending               Average Rate at
  December 31,           December 31, 2000                Amount
  ------------           ------------------               ------

     2001                      5.87%                   $  2,000,000
     2002                        -                             -
     2003                        -                             -
     2004                      5.63%                      3,000,000
                                                       ------------
                                                       $  5,000,000
                                                       ============

At December 31, 2000, the Bank's FHLB stock with a carrying value of $680,600 and residential real estate loans with outstanding balances totaling $9,375,000 were pledged under a blanket agreement as collateral for FHLB advances. At December 31, 2000, the total available borrowing capacity from the FHLB was $22,500,000.

NOTE 9 - INCOME TAX MATTERS

The Company files a consolidated federal income tax return. The Company and its subsidiary entered into a tax sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes of each corporation is computed on a separate company basis, subject to certain adjustments. Income tax expense (benefit) is summarized as follows:

                                                  2000              1999
                                                  ----              ----
Federal:
  Current                                      $442,048          $385,064
  Deferred                                      (27,278)          (25,845)
State:
  Current                                        82,772            72,260
   Deferred                                      (4,433)           (4,396)
                                               --------          --------
                                               $493,109          $427,083
                                               ========          ========

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 9 - INCOME TAX MATTERS (continued)

A reconciliation of the actual income tax expense to the "expected" tax expense (computed by applying the federal statutory tax rate to earnings before income tax expense) is as follows:

                                         2000                    1999
                                  --------------------    ------------------
                                             Effective             Effective
                                  Amount     Tax Rate     Amount   Tax Rate
                                  ------     ---------    ------   ---------
Computed "expected" tax
 expense                          $441,079     34.0%     $383,623    34.0%
Increases (reductions) in tax
 resulting from:
  State income taxes, net of
   Federal income tax benefit       52,030      4.0        45,132     4.0
Other items, net                     -          -          (1,672)    (.2)
                                  --------     -----     --------    -----
     Income tax expense           $493,109     38.0%     $427,083    37.8%
                                  ========     =====     ========    =====

Deferred income taxes reflect the impact of "temporary differences" between amounts of liabilities and assets for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax liabilities and assets are as follows:

                                                    December 31,
                                                2000            1999
                                                ----            ----
Deferred tax liabilities:
  Depreciation                               $  58,133        $  51,911
  Federal Home Loan Bank of
   Cincinnati stock dividend                   151,553          133,466
  Unrealized gain on available-
   for-sale securities and loans               141,208           15,242
  Mortgage servicing rights                     43,194           54,975
Deferred tax assets:
  Allowance for loan losses                   (212,764)        (206,961)
                                              --------        ---------
        Net deferred tax liability            $181,324        $  48,633
                                              ========        =========

At December 31, 2000, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $504,000, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The unrecorded deferred income tax liability on the above amount was approximately $191,000 as of December 31, 2000. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank's effective tax rate would increase to the maximum percent under existing law.


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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (continued)

The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the OTS, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the following tables. On December 31, 2000, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital levels and ratios relative to its minimum capital requirements:

                                            As of December 31, 2000
                                            -----------------------
                                    Actual Capital         Required Capital
                                    ---------------        ----------------
                                   Amount     Ratio        Amount     Ratio
                                   ------     -----        ------     -----
OTS capital adequacy
  Tangible capital               $7,951,000    9.81%   $ 1,216,000    1.50%
  Core capital                    7,951,000    9.81      2,432,000    3.00
  Risk-based capital              8,891,000   15.66      6,485,000    8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital         7,951,000    9.81      4,053,000    5.00
  Tier 1 risk-based capital       7,951,000   14.00      3,407,000    6.00
  Total risk-based capital        8,891,000   15.66      5,678,000   10.00

                                            As of December 31, 1999
                                            -----------------------
                                    Actual Capital         Required Capital
                                    ---------------        ----------------
                                   Amount     Ratio        Amount     Ratio
                                   ------     -----        ------     -----
OTS capital adequacy
  Tangible capital               $7,083,000    9.81%    $1,083,000    1.50%
  Core capital                    7,083,000    9.81      2,887,000    3.00
  Risk-based capital              7,745,000   15.19      4,079,000    8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital         7,083,000    9.81      3,610,000    5.00
  Tier 1 risk-based capital       7,083,000   13.89      3,059,000    6.00
  Total risk-based capital        7,745,000   15.19      5,098,000   10.00

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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

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

In addition, as a Tier I institution, or an institution that meets all of its fully phased-in capital requirements, the Bank may pay a cash dividend to the Company with notification, but without prior OTS approval, during a calendar year an amount not to exceed the greater of 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four quarter period. The Company paid cash dividends of $.275 and $.25 per share during the years ended December 31, 2000 and 1999, respectively.

Restricted treasury stock relates to stock repurchased for the Management Recognition Plan ("MRP") - See Note 13

NOTE 12 - RETIREMENT PLAN AND OTHER BENEFITS

Employee Stock Ownership Plan   ("ESOP")

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

During June 1997, the Company issued a total of 34,914 shares to the ESOP at a total purchase price of $349,140. The purchase was made from the proceeds of a $349,140 loan from the Company, bearing interest at 8.50%. The loan will be repaid by contributions the Bank makes to the ESOP. In 2000 and 1999 the Bank recorded a charge to compensation and employee benefits expense of $52,582 and $55,158, respectively, related to the ESOP, including $14,847 and $20,244, respectively, related to the appreciation in the fair value of allocated ESOP shares. The loan will be repaid over a period of approximately seven years, principally with funds from the Bank's future contributions to ESOP, subject to Internal Revenue Service limitations.

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

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 12 - RETIREMENT PLAN AND OTHER BENEFITS (continued)

At December 31, 2000, shares held in suspense to be released annually as the loan is paid down amounted to 22,695 shares. The fair value of unallocated ESOP shares was $309,219 at December 31, 2000. Any dividends on allocated ESOP shares are held in escrow for the participant, dividends on unallocated ESOP shares are used to repay the loan and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

Profit Sharing Plan -

The Bank's pension expense and contributions for 2000 and 1999 were $40,527 and $24,902, respectively, related to their 401(K) profit sharing plan. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Employer and employee contributions to the plan are discretionary. Any employer contributions vest on a graduated schedule from two to six years of service.

NOTE 13   STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN

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

The following summarizes the activity in the Plan for the two years ended December 31, 2000:

                      Shares available   Options Shares    Weighted Average
                          for Grant       Outstanding       Exercise Price
                      ----------------   --------------    ----------------

December 31, 1998           6,547             37,095            $17.25
 Granted                       -                -                  -
 Exercised                     -                -                  -
 Cancelled                     -                -                  -
                      ----------------   --------------    ----------------

December 31, 1999           6,547             37,095             17.25
 Granted                   (4,364)             4,364             15.50
 Exercised                     -                -                  -
 Cancelled                     -                -                  -
                      ----------------   --------------    ----------------

December 31, 2000           2,183              1,459            $17.06
                      ================   ==============    ================

The following table summarizes information about stock options outstanding at December 31, 2000.

     Options Outstanding                           Options Exercisable
--------------------------------------------      --------------------------
                         Weighted Average
Exercise    Number     remaining contractual
 Price    Outstanding     life in years            Price            Number
--------  -----------  ---------------------      -------        -----------
$17.25      37,095               7.5               17.25            14,832
 15.50       4,364               9.5               15.50               -
          -----------                                            -----------
            41,459                                                  14,832
          ===========                                            ===========

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 13   STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN (continued)

The Company elected to follow APB 25 and related interpretations in accounting for its employee stock options. The exercise price of the employee stock options equals the market price of the underlying stock on the date of the grant and, therefore; no compensation expense is recognized under APB 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Pro forma net income and earnings per share follows:

                                                  2000           1999
                                                  ----           ----
Net income:
  As reported                                  $804,181       $701,220
  Pro forma                                     797,882        676,567
Earnings per share
  As reported:
    Basic                                      $   2.01       $   1.78
    Diluted                                        2.01           1.78
  Pro forma:
    Basic                                          1.99           1.72
    Diluted                                        1.99           1.72

The above disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on the reported pro forma net income for future years.

The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The Model incorporates the following assumptions for the grants:


                                            2000                  1999
                                            ----                  ----

Risk free interest rate                      6.00%                 6.00%
Expected life                              10 years              10 years
Expected volatility                          8.15%                 8.39%
Expected dividends                         $ .275                $  .25

The weighted average fair value of the options granted in 2000 was $1.84 per option.

Management Recognition Plan ("MRP") -

The MRP serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. Shares of the Company's common stock awarded under the MRP vest equally over a five year period. Compensation expense related to those shares is recognized on a straight-line basis corresponding with the vesting period. Prior to vesting, each participant granted shares under the MRP may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares. On July 1, 1998, 14,839 shares were awarded but unearned to participants under the MRP. On September 9, 1998, the Company purchased 17,457 common shares in the open market to fund the MRP. These shares are held as restricted treasury stock. On July 1, 2000, 1,746 shares were additionally awarded but unearned to participants under the MRP. During 2000 and 1999, 2,968 shares vested to participants in the MRP, and no shares were forfeited under the MRP. Total compensation expense associated with the MRP for the years ended December 31, 2000 and 1999 was $48,054 and $50,450, respectively.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

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

Financial Instruments with Off-Balance-Sheet Risk
 at December 31, 2000:
  Contractual commitments to extend credit              $3,961,000
  Commercial letters of credit                             351,000

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

The following are reconciliations of the amounts used in the per share calculations:

                               For the Year Ended December 31, 2000
                            ---------------------------------------
                               Income       Shares       Per Share
                            (Numerator)  (Denominator)     Amount
                            -----------  -------------   ----------
Basic and Diluted
  Earnings per share (EPS)    $804,181      400,466        $2.01

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 15 - EARNINGS PER SHARE (EPS) (continued)

                                       For the Year Ended December 31, 1999
                                    ----------------------------------------
                                      Income         Shares       Per Share
                                    (Numerator)   (Denominator)      Amount
                                    -----------   -------------   ----------
Basic and Diluted
  Earnings per share (EPS)           $701,220        394,003         $1.78

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, as described in Note 1, are as follows:

                                                December 31, 2000
                                   -----------------------------------------
                                      Carrying                      Fair
                                      Amount                        Value
                                    -----------                  -----------
Financial assets:
  Cash and cash equivalents         $ 5,068,907                  $ 5,068,907
  Investment securities               4,385,059                    4,385,059
  Mortgage-backed securities          1,550,707                    1,550,775
  Loans receivable, net              66,729,917                   66,762,835

Financial liabilities:
  Deposits                           64,776,331                   62,833,041
  Federal Home Loan Bank advances     7,500,000                    7,334,250


                                               December 31, 1999
                                    ----------------------------------------
                                      Carrying                      Fair
                                      Amount                        Value
                                    ----------                   -----------
Financial assets:
  Cash and cash equivalents         $ 3,051,147                  $ 3,051,147
  Investment securities               4,137,746                    4,137,746
  Mortgage-backed securities          1,839,342                    1,838,117
  Loans receivable, net              60,188,919                   60,503,510

Financial liabilities:
  Deposits                           57,454,842                   57,199,112
  Federal Home Loan Bank advances     6,800,000                    6,789,000

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions.

The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Security Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                      December 31,
                                                2000               1999
                                                ----               ----
CONDENSED BALANCE SHEET

ASSETS
  Cash and cash equivalents                 $   54,467           $ 67,240
  ESOP note receivable                         232,257            269,992
  Investment in subsidiary                   8,143,446          7,108,118
  Other assets                                  68,350             67,799
                                            ----------         ----------
    Total Assets                            $8,498,520         $7,513,149
                                            ==========         ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued liabilities                       $   24,000         $    4,364
  Accrued income taxes                           1,200              1,800
  Stockholders' equity                       8,473,320          7,506,985
    Total liabilities and                   ----------         ----------
     stockholders' equity                   $8,498,520         $7,513,149
                                            ==========         ==========


                                              Years Ended December 31,
                                               2000               1999
                                               ----               ----
CONDENSED STATEMENT OF INCOME

  Interest and dividend income              $   24,203         $  33,570
  Expenses                                      30,504            35,322
                                            ----------         ---------
    Income (loss) before equity
     in undistributed earnings
     of subsidiary and income taxes             (6,301)           (1,752)

  Equity in earnings of subsidiary             807,533           702,972
                                            ----------         ---------
    INCOME BEFORE INCOME TAXES                 801,232           701,220
  Income tax expense (credit)                   (2,950)             -
                                            ----------         ---------
    NET INCOME                              $  804,182         $ 701,220
                                            ==========         =========
CONDENSED STATEMENT OF CASH FLOWS
  Cash flows from operating
   activities:
    Net income                              $  804,182         $ 701,220
    Adjustments to reconcile net
     income to net cash provided
     from operating activities:
      Equity earnings from subsidiary         (761,528)         (702,972)
      (Increase) decrease in accounts
       receivable                               67,299           (13,051)
      Increase (decrease) in income
       taxes payable                           (20,950)             -
      Increase (decrease) in accrued
       liabilities                              19,636             4,364
                                             ---------         ---------
    NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                      108,639           (10,439)

                           SECURITY BANCORP, INC.
                              AND SUBSIDIARY
                      NOTES TO CONSOLIDATED STATEMENTS
                         DECEMBER 31, 2000 AND 1999

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (continued)

                                                   December 31,
                                             2000               1999
                                             ----               ----
Cash flows from investing activities:
  Upstream dividend from subsidiary            -                 -
  Investment in insurance stock             (47,500)              (500)
                                           --------           --------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                    (47,500)              (500)

  Cash flows from financing activities:
    Dividend paid                          (111,647)          (109,105)
    Principal collected on ESOP
     note receivable                         37,735             34,993
                                           --------           --------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                    (73,912)           (74,112)
                                           --------           --------
    NET INCREASE IN CASH AND CASH
     EQUIVALENTS                            (12,773)           (85,051)

Cash and cash equivalents at
 beginning of year
                                             67,240            152,291
                                           --------           --------
Cash and cash equivalents
  at end of year                           $ 54,467           $ 67,240
                                           ========           ========

NOTE 18   FUTURE REPORTING REQUIREMENT

SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 issued on July 7, 1999 deferred statement 133's effective date until the fiscal year beginning October 1, 2000. On the date of adoption, the Company may transfer any held to maturity security into the available for sale category and then be able to designate the transferred security as a hedge item. Any unrealized holding gain or loss on transferred securities will be reported in net income or accumulated other comprehensive income. Management has determined strategy for the adoption of Statement No. 133 and believes the adoption will not have a material effect on the financial statements.

SFAS No. 140 was issued September 29, 2000, as a replacement to SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement No. 140 is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral, and for recognition and reclassification of collateral for fiscal year ending September 30, 2001. Adoption will not have a material effect on the financial statements.

                          DIRECTORS AND OFFICERS
                                    of
                          SECURITY BANCORP, INC.

  Directors                                Officers
  ---------                                --------

  Joe H. Pugh                              Joe H. Pugh
  President and Chief Executive            President and Chief Executive
  Officer                                  Officer

  Dr. R. Neil Schultz                      Earl Barr
  Chairman of the Board                    Secretary
  Retired Orthodontist
                                           John Duncan
  Dr. John T. Mason, III                   Vice President & Chief Financial
  Vice Chairman of the Board, Retired      Officer
  Professor of Chemical Engineering at
  Tennessee Technological University

  Robert Newman
  Attorney

  Earl Barr
  Owner and Manager of Barr's, Inc.

  Dr. Franklin J. Noblin
  Retired Dentist

  Don Collette
  Retired General Manager of
  McMinnville Electric System

  No Director or Committee Fees are paid to Directors or Officers.

                           DIRECTORS AND OFFICERS
                                     of
                      SECURITY FEDERAL SAVINGS BANK OF
                              MCMINNVILLE, TN

Directors                             Officers
---------                             --------

Joe H. Pugh                           Joe H. Pugh
President and Chief Executive         President and Chief Executive
Officer                               Officer

Dr. R. Neil Schultz                   Ray Talbert
Chairman of the Board                 Executive Vice President
Retired Orthodontist
                                      Earl Barr
Dr. John T. Mason, III                Secretary
Vice Chairman of the Board,
Retired Professor of Chemical         John Duncan
Engineering at Tennessee              Vice President & Chief Financial
Technological University              Officer

Robert Newman                         Nita Baggett
Attorney                              Senior Vice President

Earl Barr                             Ken Martin
Owner and Manager of Barr's, Inc.     Senior Vice President

Dr. Franklin J. Noblin                Kenneth W. Smith
Retired Dentist                       Senior Vice President

Don Collette                          Johnnie Hughes
Retired General Manager of            Vice President
McMinnville Electric System
                                      Shannon L. Haston
                                      Vice President

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
                                           Board under the symbol:  SCYT

Independent Auditors                    10-KSB Information

  Housholder, Artman & Associates, PC      A copy of the Form 10-KSB will
  Tullahoma, Tennessee                     be furnished without charge to
                                           Stockholders of record upon
                                           written request to the Secretary,
                                           Security Bancorp, Inc.,
General Counsel                            P.O. Box 7027,
                                           McMinnville, Tennessee 37111
  Stanley & Bratcher & Stanley
  McMinnville, Tennessee

Special Securities Counsel

  Breyer & Associates PC
  Washington, D.C.

Transfer Agent

  Registrar and Transfer Company
  Cranford, New Jersey

                                  ANNUAL MEETING

The annual meeting of the stockholders will be held Wednesday, April 18, 2001 at 2:00 p.m., Central Time, at the Bank's main office at 306 West Main Street, McMinnville, Tennessee.

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

                                Exhibit 23

                           Consent of Auditors

               [Housholder, Artman and Associates, P.C. Letterhead]


                          Independent Accountant's Consent
                          --------------------------------

The Board of Directors and Stockholders
Security Bancorp, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-69573) of Security Bancorp, Inc. of our report dated January 25, 2001 appearing on page 13 of the 2000 Annual Report which report appears in the December 31, 2000 annual report on Form 10-KSB of Security Bancorp, Inc.

/s/Housholder, Artman and Associates, P.C.

Tullahoma, Tennessee
March 6, 2001