Form 10QSB
period 2001-03-31
SECURITY BANCORP INC /TN
filed 2001-05-14
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

  For the quarterly period ended                March 31, 2001.

    Transition report under Section 13 or 15(d) of the Exchange Act
---

  For the transition period from                  to
                                 ----------------    ------------------

Commission file number      0-22553

                            SECURITY BANCORP, INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

               Tennessee                                     62-1682697
   -------------------------------                       ------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

               306 West Main Street, McMinnville, TN  37110
               --------------------------------------------
                 (Address of Principal Executive Offices)

                              (931) 473-4483
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                    N/A
                 -----------------------------------------
                  (Former Name, Former Address and Former
                 Fiscal Year, If Changed Since Last Report)

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

                              431,425 shares outstanding on April 30, 2001

Transitional Small Business Disclosure Format (check one):

            Yes               X  No
        ---                  ---

                    Security Bancorp, Inc. and Subsidiary

                           McMinnville, Tennessee

                                    INDEX

PART I                                                           Page(s)
------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 2000 and March 31, 2001 . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three month periods
  ended March 31, 2000 and March 31, 2001. . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5

Consolidated Statements of Cash Flows - (Unaudited)
  for the three months ended March 31, 2000 and March 31, 2001 . . . . 6

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 1.  Financial Statements


                 Security Bancorp, Inc. and Subsidiary
                      Consolidated Balance Sheets
                              (Unaudited)
                (in thousands except share information)

                     ASSETS                         December 31,  March 31,
                                                        2000        2001

Cash and cash equivalents                            $   5,069   $   6,110
Investment Securities:  held to maturity                   165         147
  available for sale                                     5,771       5,772
Loans receivable, net                                   66,730      68,466
Real estate owned                                          138         104
Premises and equipment, net                              1,806       1,812
Federal Home Loan Bank stock                               680         693
Accrued interest receivable                                683         697
Prepaid expenses and other assets                          319         307
                                                      --------    --------
     TOTAL ASSETS                                     $ 81,361    $ 84,108
                                                      ========    ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 64,776    $ 69,146
FHLB borrowings                                          7,500       5,500
Advances from borrowers for property taxes
  and insurance                                             53         248
Accrued expenses and other liabilities                     313         148
Federal income taxes payable                               208         335
                                                      --------    --------
     Total Liabilities                                  72,850      75,342

        STOCKHOLDERS' EQUITY

Common stock (436,425 shares, $.01 par value,
  issued and outstanding)                                    4           4
Paid-in capital                                          4,162       4,166
Treasury stock, at cost                                   (194)       (229)
Retained earnings                                        4,541       4,749
Unrealized gain on securities available for sale,
  net of income taxes                                      230         265
Employee Stock Ownership Plan (ESOP) borrowing            (232)       (224)
                                                      --------    --------
     Total stockholders' equity                          8,511       8,731
                                                      --------    --------
     Total Liabilities and Stockholders' Equity       $ 81,361    $ 84,108
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Security Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                (in thousands, except per share information)

                                                  For Three Months
                                                    Ended March 31,
                                                    2000       2001

INTEREST INCOME:
  Loans                                            $1,320    $ 1,507
  Investments                                          93         87
  Interest earning deposits                            16         18
                                                   ------      -----

     Total interest income                          1,429      1,612

INTEREST EXPENSE:
Deposits                                              630        794
Advances                                               82         93
                                                   ------      -----
  Interest expense                                    712        887
  Provision for loan losses                            45         45
                                                   ------      -----
    Net interest income after
    provision for loan losses                         672        680

NON-INTEREST INCOME:
  Trust department income                             109        111
  Deposit account fees                                 64         87
  Other                                                81        132
                                                   ------      -----
    Total non-interest income                         254        330

NON-INTEREST EXPENSES
  Compensation                                        260        278
  Other employee benefits                              84         84
  Net occupancy expense                                71         76
  Deposit insurance premiums                            3          3
  Data processing                                      92        101
  Other                                               111        126
                                                   ------      -----
    Total non-interest expenses                       621        668

    Income before income taxes                        305        342
Income tax expense                                    119        134
                                                   ------      -----
     Net income                                       186        208
Other comprehensive income, net of tax:
  (See Note 4)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising for
     the three month period, before tax $(22) for
     2000 and $35 for 2001                            (14)        22
                                                   ------      -----
     Comprehensive income                          $  172      $ 230
                                                   ======      =====
Weighted average shares outstanding:
  (See Note 3)                                    398,037    404,721
    Basic earnings per share                      $   .47    $   .51

The accompanying notes are an integral part of these consolidated financial statements.

                              SECURITY BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Stockholders' Equity
                                          (Unaudited)
                            (in thousands, except share information)

                                                             Unrealized
                    Common Stock      Paid-in    Retained     Gain on        ESOP     Treasury
                  Shares    Amount    Capital    Earnings    Securities    Borrowing    Stock   Total

Balance at
 12/31/00         436,425   $   4     $4,162      $4,541        $230       $  (232)    $(194)   $8,511

Treasury Stock,
 at cost               --      --         --          --          --            --       (35)       --

Net Income             --      --         --         208          --            --        --       208

Unrealized gain
 on securities
 available for
 sale, net of
 income taxes          --      --         --          --          35            --        --        35

Dividend               --      --         --          --          --            --        --        --

ESOP shares
 Earned                --      --          4          --          --             8        --        12
                  -------   -----     ------      ------        ----        ------     -----    ------
Balance at
 3/31/01          436,425   $   4     $4,166      $4,749        $265         $(224)    $(229)   $8,731
                  =======   =====     ======      ======        ====         =====     =====    ======

The accompanying notes are an integral part of these consolidated financial statements.



                    Security Bancorp. Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (in thousands)

                                                  Three months Ended March 31,
                                                         2000        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $    186        $208
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            22          28
  Dividend on FHLB stock                                  (11)        (13)
  Provision for loan losses                                45          45
  (Increase) decrease in interest receivable              (45)        (14)
  (Increase) decrease in other assets                     (11)         12
  Increase (decrease) in accrued liabilities              (38)       (165)
  Increase (decrease) in income taxes payable               1         115
  Increase (decrease) in deferred taxes payable            (8)        (25)
  Sale of mortgage loans held for sale                  1,159       2,343
  Originations of mortgage loans held for sale         (1,219)     (2,343)
                                                      -------     -------
  Total adjustments                                      (105)        (17)
                                                      -------     -------
Net cash provided by operating activities                  81         191

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments            (619)     (1,713)
  Purchase of:
    Available for sale - investment securities              -        (500)
    Held to maturity - investment securities                -           -
  Proceeds from sale of:
    Available for sale - investment securities              -           -
    Available for sale - mortgage-backed securities         -           -
  Proceeds from maturities and repayments of:
    Available for sale -  investment securities             -         500
    Held to maturity - mortgage-backed securities          19          18
    Available for sale - mortgage-backed securities        59          49
  Cash payments for the purchase of property              (52)        (34)
                                                      -------     -------
Net cash provided (used) by investing activities         (593)     (1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts           3,776       4,335
  Repayment of FHLB advances                           (1,300)     (2,000)
  Net increase (decrease) in escrow accounts              187         195
                                                      -------     -------
Net cash provided (used) by financing activities        2,663       2,530

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         2,151       1,041

CASH AND EQUIVALENTS, BEGINNING OF YEAR                 3,051       5,069
                                                      -------     -------

CASH AND EQUIVALENTS, END OF PERIOD                   $ 5,202     $ 6,110
                                                      =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                    $   712     $   796
  Income taxes                                        $    27     $    29

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended March 31, 2000 and March 31, 2001 based upon weighted average common shares outstanding of 398,037 and 404,721, respectively.

4.  COMPREHENSIVE INCOME

The Company has adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

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

In February, 2001, the Savings Bank upstreamed $150,000 to the Company for the purpose of repurchasing stock. During the quarter ended March 31, 2001, the Company had repurchased 2,500 shares of its common stock.

As required by the regulations of the Office of Thrift Supervision (OTS), at the time of Conversion, the Savings Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after the Conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company's common stock.

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On March 31, 2001, the loan had an outstanding balance of approximately $224,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three months ending March 31, 2001, compensation expense was approximately $12,000. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 2001, the ESOP had 12,219 allocated shares and 22,695 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7.     MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Savings Bank's Management Recognition and Development Plan (the "MRP"), effective July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's stock options at date of grant. The options granted in 1998 and 2000 vest at the rate of 20% annually beginning at date of grant and will expire in 2008 and 2010, respectively. The number and weighted average fair value of the options on the grant date was 37,095 stock options at $17.25 per share and 4,364 stock options at $15.50 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of Accounting Principles Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

At March 31, 2001, the 37,095 options granted in 1998 had an exercise price of $17.25 and the 4,364 options granted in 2000 had an exercise price of $15.50, of which all options granted are currently unexercisable and all options granted are outstanding at March 31, 2001.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP was $12,000 for the three months ended March 31, 2001 and also for the three months ended March 31, 2000.

8.  ASSET QUALITY

At March 31, 2001, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $424,000. As a percentage of net loans receivable at March 31, 2001, nonperforming loans was .6%. Total nonperforming assets as a percentage of total assets at March 31, 2001 were .6%.

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

This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly, there can be no assurance that many of these strategies will be implemented or, if implemented, achieve the amounts described within the time periods currently estimated.

Comparison of Financial Condition at December 31, 2000 and March 31, 2001

The Company's total consolidated assets increased by approximately $2.7 million or 3.4%, from $81.4 million at December 31, 2000 to $84.1 million at March 31, 2001. The increase in assets for the period was primarily attributable to an increase in loans receivable and noninterest bearing deposits.

Loans receivable, net, were $68.5 million at March 31, 2001 compared to $66.7 million at December 31, 2000, an increase of $1.7 million, or 2.6%. This increase was attributable to an increase in first mortgage residential loans of $1.0 million and an increase in commercial business and real estate loans of $700,000.

Deposits increased $4.4 million or 6.7%, from $64.8 million at December 31, 2000 to $69.1 million at March 31, 2001. The increase in deposits was primarily attributable to an increase in certificates of deposit and personal checking accounts.

Comparison of Results of Operations for the Three months Ended March 31, 2000 and March 31, 2001.

Net Income. Net income for the three months ended March 31, 2001 was $208,000 compared to $186,000 for the same quarter last year, an increase of $22,000, or 11.8%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.00% for the three months ended March 31, 2001.

Net Interest Income. Net interest income increased $8,000, or 1.1%, from $717,000 for the three months ended March 31, 2000 to $725,000 for the three months ended March 31, 2001. The interest rate spread decreased from 4.21% for three months ending March 31, 2000 to 3.76% for the three months ending March 31, 2001 as a result of the weighted average rate of deposits and borrowings decreasing at a slower rate than the weighted average yield on the loan portfolio due to the decline in interest rates.

Total interest income increased $183,000, or 12.8%, from $1.4 million for the three months ended March 31, 2000 to $1.6 million for the three months ended March 31, 2001. Interest on loans increased $187,000, or 14.2%, from $1.3 million for the three months ended March 31, 2000 to $1.5 million for the three months ended March 31, 2001. The increase was a result of a $7.5 million increase in loans outstanding substantially in residential mortgage loans, commercial business loans, and consumer loans.

Interest expense increased $175,000, or 24.6%, from $712,000 for the three months ended March 31, 2000 to $887,000 for the three months ended March 31, 2001. The increase for the three months ending March 31, 2001 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses was $45,000 for the three months ended March 31, 2001 and for the three months ended March 31, 2000.
Management deemed the allowance for loan losses adequate at March 31, 2001.

Noninterest Income. Noninterest income increased $76,000, or 29.9%, to $330,000 for the three months ended March 31, 2001 from $254,000 for the three months ended March 31, 2000. The increase was attributable to an increase in income from the mortgage banking department as a result of higher loan originations caused by a decrease in market interest rates.

Noninterest Expense. Noninterest expenses increased $47,000, or 7.6%, to $668,000 for the three months ended March 31, 2001 from $621,000 for the three months ended March 31, 2000. Compensation and benefits increased to $278,000 for the three months ended March 31, 2001 from $260,000 for the three months ended March 31, 2000. Data processing expenses increased to $101,000 for the three months ended March 31, 2001 from $92,000 for the three months ended March 31, 2000 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

Income Taxes. Income tax expense for the three months ending March 31, 2001 was $134,000 compared to $119,000 for the three months ending March 31, 2000. This increase was the result of pre-tax income increasing for the three months ending March 31, 2001.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2001, the Savings Bank's liquidity ratio was 10.5% (required ratio at that date was 4% pursuant to OTS regulations). At March 31, 2001, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $4.1 million and unfunded letters of credit of $359,000. At March 31, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2001, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at March 31, 2001. The Savings Bank had the following regulatory capital ratios at March 31, 2001:

                        Security Federal Savings Bank
                                (Unaudited)

                                              Categorized       For Capital
As of March 31, 2001                            as "Well         Adequacy
                               Actual        Capitalized"(1)     Purposes

                           Amount   Ratio    Amount   Ratio    Amount   Ratio

Total Capital
(to risk weighted assets)  $ 9,014  15.43%   $4,674   8.00%    $ 5,843 10.00%


Tier I Capital
(to risk weighted assets)    8,018   3.72%    2,337   4.00%      3,506  6.00%


Tier 1 Capital
(to adjusted total assets)   8,018   9.57%    2,514   3.00%      4,190  6.00%


Tangible Capital
(to tangible assets)         8,018   9.57%    1,257   1.50%        N/A   ---


1.  As categorized under the OTS Prompt Corrective Action Provisions.

PART II.                    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

         -------------------
           * Incorporated by reference to Registrant's Registration Statement on Form SB-2, as amended (File No. 333-6670)
          ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30,1997.
         *** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997.
        **** Incorporated by reference to Registrant's Annual Meeting Proxy
             Statement dated March 16, 1998.
       ***** Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Security Bancorp, Inc.

Date: May 12, 2001                By /s/ Joe H. Pugh
                                    -------------------------------------
                                     Joe H. Pugh
                                     President and Chief Executive Officer

                                  Security Bancorp, Inc.

Date: May 12, 2001                By /s/ John W. Duncan
                                    -------------------------------------
                                     John W. Duncan
                                     Vice President and Chief Financial
                                     Officer