Form 10QSB
period 2001-06-30
SECURITY BANCORP INC /TN
filed 2001-08-13
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001
                                     -------------

 [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from               to
                                     -------------    --------------

 Commission file number        0-22553
                              -------

                           SECURITY BANCORP, INC.
 -----------------------------------------------------------------------------
  (Exact Name of Small Business Issuer as Specified in Its Charter)

         Tennessee                                            62-1682697
 ----------------------------------------               ----------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

                  306 West Main Street, McMinnville, TN  37110
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

                        429,119 shares outstanding on July 31, 2001

Transitional Small Business Disclosure Format (check one):

     [ ]  Yes               [X] No

                SECURITY BANCORP, INC. AND SUBSIDIARY
                       McMINNVILLE, TENNESSEE

                                INDEX


PART I                                                               Page(s)
------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
  as of December 31, 2000 and June 30, 2001. . . . . . . . . . . . . . 3

Consolidated Statements of Income (Unaudited)
  for the three and six month periods
  ended June 30, 2000 and 2001 . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . . . 5
  for the six month period ended June 30, 2001

Consolidated Statements of Cash Flows - (Unaudited)
  for the six months ended June 30, 2000 and 2001. . . . . . . . . . . 6

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 1.  Financial Statements


                Security Bancorp, Inc. and Subsidiary
                     Consolidated Balance Sheets
                             (Unaudited)
               (in thousands except share information)


               ASSETS                                December 31,     June 30,
                                                          2000         2001

Cash and noninterest earning deposits                  $ 5,069      $ 6,804
Investment securities: Held to maturity                    165          132
   Available for sale                                    5,771        5,721
Loans receivable, net                                   66,730       68,451
Real estate owned                                          138           69
Premises and equipment, net                              1,806        1,806
Federal Home Loan Bank stock                               680          705
Accrued interest receivable                                683          665
Prepaid expenses and other assets                          319          294
                                                        ------       ------
     Total Assets                                     $ 81,361     $ 84,647
                                                        ======       ======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 64,776     $ 71,097
FHLB borrowings                                          7,500        4,000
Advances from borrowers for property taxes and insurance    53          356
Accrued expenses and other liabilities                     313          144
Federal income taxes payable                               208          217
                                                        ------       ------
     Total Liabilities                                  72,850       75,814

        STOCKHOLDERS' EQUITY
Common stock (431,425 shares, $.01 par value,
   issued and outstanding)                                   4            4
Paid-in capital                                          4,162        4,169
Treasury stock, at cost                                   (194)        (214)
Retained earnings                                        4,541        4,808
Unrealized gain on securities available for sale,
   net of income taxes                                     230          282
Employee Stock Ownership Plan (ESOP) borrowing            (232)        (216)
                                                        ------       ------
     Total stockholders' equity                          8,511        8,833
                                                        ------       ------
     Total Liabilities and Stockholders' Equity       $ 81,361     $ 84,647
                                                        ======       ======

 The accompanying notes are an integral part of these consolidated financial statements.

                 SECURITY BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Income
                             (Unaudited)
              (in thousands, except per share information)

                                      For Three Months        For Six Months
                                       Ended June 30,          Ended June 30,
                                      2000        2001        2000        2001

INTEREST INCOME:
Loans                               $1,361      $1,501      $2,681      $3,008
Investments                             91          83         184         170
Interest earning deposits               27          26          43          44
                                     -----       -----       -----       -----
  Total interest income              1,479       1,610       2,908       3,222

INTEREST EXPENSE:
Deposits                               675         799       1,305       1,593
Advances                                74          75         156         168
                                     -----       -----       -----       -----
 Interest expense                      749         874       1,461       1,761
 Provision for loan losses              45          46          90          91
  Net interest income after          -----       -----       -----       -----
  provision for loan losses            685         690       1,357       1,370

NON-INTEREST INCOME:
Trust department income                115         112         224         223
Deposit account fees                    73          84         137         171
Other                                   98         139         179         271
                                     -----       -----       -----       -----
  Total non-interest income            286         335         540         665

NON-INTEREST EXPENSES
Compensation                           263         292         523         570
Other employee benefits                 78          85         162         169
Net occupancy expense                   67          69         138         145
Deposit insurance premiums               3           3           6           6
Data processing                         84         104         176         205
Other                                  138         161         249         287
                                     -----       -----       -----       -----
  Total non-interest expenses          633         714       1,254       1,382

  Income before income taxes           338         311         643         653
Income tax expense                     131         122         250         256
                                     -----       -----       -----       -----
Net income                             207         189         393         397

Other comprehensive income, net of tax:
  (See Note 4)
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
   arising for the three month
   period, before tax $(16) for
   2000 and $17 for 2001, and
   for the six month period, before tax
   $(30) for 2000 and $52 for 2001.    (10)         11         (19)         34
                                     -----       -----       -----       -----
    Comprehensive income              $197        $200        $374        $431
                                     =====       =====       =====       =====

Weighted average shares outstanding:  400,641     403,466     399,768   403,067
  Basic earnings per share           $ .52       $ .47       $ .98       $ .98

The accompanying notes are an integral part of these consolidated financial statements.

                SECURITY BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Stockholders' Equity
                             (Unaudited)
              (in thousands, except share information)



                                                        Unrealized
                    Common Stock    Paid-in   Retained  Gain on     ESOP        Treasury
                   Shares   Amount  Capital   Earnings  Securities  Borrowing   Stock      Total
Balance at
 12/3100          436,425     $4     $4,162     $4,541     $230      $(232)     $(194)     $8,511
Treasury Stock
 At cost                       -         -          --        -         --        (70)        (70)

Allocation of
 earned MRP
 Stock                        --         (2)        --       --         --         50          48

Net Income                    --         --        397       --         --         --         397

Unrealized gain
 on securities
 available for
 sale, net of
 Income taxes                  -         --         --       52         --         --          52

Dividend                      --         --       (130)      --         --         --        (130)

ESOP shares
 Earned                       --          9         --       --         16         --          25
                            ----     ------     ------    -----      -----      -----      ------
Balance at
 6/30/01          436,425     $4     $4,169     $4,808    $ 282      $(216)     $(214)     $8,833
                  =======   ====     ======     ======    =====      =====      =====      ======


The accompanying notes are an integral part of these consolidated financial statements.


                         SECURITY BANCORP. INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)

                                                     Six months Ended June 30,
                                                       2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $ 393            $ 397
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          43               28
  Dividend on FHLB stock                                (23)             (25)
  Provision for loan losses                              90               91
  (Increase) decrease in interest receivable            (47)              18
  (Increase) decrease in other assets                     4               25
  Increase (decrease) in accrued liabilities           (139)            (169)
  Increase (decrease) in income taxes payable            (9)               3
  Increase (decrease) in deferred taxes payable          11                6
  Sale of mortgage loans held for sale                1,974            4,953
  Originations of mortgage loans held for sale       (2,031)          (4,953)
                                                     ------           ------
  Total adjustments                                    (127)             (23)
                                                     ------           ------
Net cash provided by operating activities               266              374

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments        (2,476)          (1,735)
  Purchase (Sale) of:
    Available for sale - investment securities            -           (3,007)
    Held to maturity - investment securities              -                -
   Proceeds from maturities and repayments of:
    Held to maturity   investment securities              -                -
    Available for sale -  investment securities           -            3,000
    Held to maturity - mortgage-backed securities        39               33
    Available for sale - mortgage-backed securities     125              132
  Cash payments for the purchase of property           (527)             (56)
                                                     ------           ------
Net cash provided (used) by investing activities     (2,839)          (1,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposit accounts          6,006            6,321
 Proceeds (repayment) of FHLB advances               (1,800)          (3,500)
 Payment of cash dividend                              (120)            (130)
 Net increase (decrease) in escrow accounts             300              303
                                                     ------           ------
Net cash provided (used) by financing activities      4,386            2,994

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       1,813            1,735

CASH AND EQUIVALENTS, BEGINNING OF YEAR               3,051            5,069
                                                     ------           ------
CASH AND EQUIVALENTS, END OF PERIOD                 $ 4,864          $ 6,804
                                                     ======           ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                                  $ 1,460          $ 1,762
  Income taxes                                      $   277          $   320


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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended June 30, 2000 and June 30, 2001 based upon weighted average common shares outstanding of 400,641 and 403,466, respectively, and for the six months ended June 30, 2000 and June 30, 2001 of 399,768 and 403,067, respectively.

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

The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal regulations. An annual cash dividend of 30 cents per share was declared for shareholders of record as of the close of business on May 31, 2001. The cash dividend was paid on June 30, 2001.

In February, 2001, the Savings Bank upstreamed $150,000 to the Company for the purpose of repurchasing stock to be held as treasury stock. During the six-month period ending June 30, 2001, the Company had repurchased 5,000 shares of its common stock.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On June 30, 2001, the loan had an outstanding balance of approximately $216,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and six months ending June 30, 2001, the ESOP related compensation expense was approximately $13,000 and $25,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 2001, the ESOP had 13,963 allocated shares and 20,951 unallocated shares.

The ESOP administrators have determined dividends on unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

7. MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

The Company's stockholders approved the Company's 1998 Stock Option Plan and the Management Recognition and Development Plan (the "MRP"), effective July 1, 1998. The Stock Option Plan reserves for issuance up to 43,642 stock options to certain officers, directors, and employees either in the form of incentive stock options or nonincentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's stock options at date of grant. The options granted in 1998 vest at the rate of 20% annually beginning at date of grant and will expire in 2008. The number and weighted average fair value of the options on the grant date was 37,095 stock options at $17.25 per share. An additional 4,364 stock options were granted in 2000 and vest at a rate of 20% annually beginning on the date of grant and will expire in 2010.
The weighted average fair value of the additional options was $15.50 per share. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date.

At June 30, 2001, options totalling 37,095 had been granted with an exercise price of $17.25 and 4,364 options with an exercise price of $15.50, of which 41,459 options are currently unexercisable and all options granted are outstanding at June 30, 2001.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense related to the vesting of the MRP was $12,000 and $24,000, respectively, for the three and six months ended June 30, 2001.

8.  ASSET QUALITY

At June 30, 2001, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $195,000. As a percentage of net loans receivable at June 30, 2001, nonperforming loans were
 .3%. Total nonperforming assets were $264,000 or .3% of total assets at June 30, 2001.


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

Comparison of Financial Condition at December 31, 2000 and June 30, 2001

The Company's total consolidated assets increased by approximately $3.3 million or 4.0%, from $81.4 million at December 31, 2000 to $84.6 million at June 30, 2001. The increase in assets for the period was primarily attributable to an increase in loans receivable and noninterest earning deposits.

Loans receivable, net, were $68.4 million at June 30, 2001 compared to $66.7 million at December 31, 2000, a 2.6% increase. This increase was attributable to an increase in first mortgage residential loans of $1.4 million and an increase in commercial business and real estate loans of $300,000.

Deposits increased $6.3 million or 9.8%, from $64.8 million at December 31, 2000 to $71.1 million at June 30, 2001. The increase in deposits was primarily attributable to an increase in personal and business checking accounts.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 2001

NET INCOME. Net income for the three months ended June 30, 2001 was $189,000 compared to $207,000 for the same quarter last year, a decrease of $18,000, or 8.7%. The decrease resulted from an increase in personnel and data processing cost. The return on average assets was .90% for the three months ended June 30, 2001.

NET INTEREST INCOME. Net interest income increased $6,000 or .8% from $730,000 for the three months ended June 30, 2000 to $736,000 for the three months ended June 30, 2001. The interest rate spread increased from 3.76% for three months ending June 30, 2000 to 3.93% for the three months ending June 30, 2001. The increase was attributable to cost of funds decreasing 43 basis points while yield on earning assets decreased 26 basis points.

Total interest income increased $131,000 or 8.9% from $1.5 million for the three months ended June 30, 2000 to $1.6 million for the three months ended June 30, 2001. Interest on loans increased $140,000, or 10.3% from $1.4 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001. The increase resulted from a $1.7 million increase in loans outstanding substantially in residential mortgage loans and commercial business loans since December 31, 2000.

Interest expense increased $125,000, or 16.7% from $749,000 for the three months ended June 30, 2000 to $874,000 for the three months ended June 30, 2001. The increase for the three months ending June 30, 2001 was the result of an increase in the average balance of deposits, which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $46,000 for the three months ended June 30, 2001 compared to $45,000 for the three months ended June 30, 2000. Management deemed the allowance for loan losses adequate at June 30, 2001.

NONINTEREST INCOME. Noninterest income increased $49,000, or 17.1% to $335,000 for the three months ended June 30, 2001 from $286,000 for the three months ended June 30, 2000. The increase was attributable to an increase in service charges on deposit accounts and revenues from secondary market loan operations.

NONINTEREST EXPENSE. Noninterest expense increased $81,000, or 12.8% to $714,000 for the three months ended June 30, 2001 from $633,000 for the three months ended June 30, 2000. Compensation and benefits increased to $377,000 for the three months ended June 30, 2001 from $341,000 for the three months ended June 30, 2000 as a result of increases in pay rates and benefit costs. Data processing and other expenses increased to $265,000 for the three months ended June 30, 2001 from $222,000 for the three months ended June 30, 2000 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

INCOME TAXES. Income tax expense for the three months ending June 30, 2001 was $122,000 compared to $131,000 for the three months ending June 30, 2000. This decrease was the result of pre-tax income decreasing for the three months ending June 30, 2001.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 2001.

NET INCOME. Net income for the six months ended June 30, 2001 was $397,000 compared to $393,000 for the six months ended June 30, 2000, an increase of $4,000, or 1.0%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was .96% for the six months ended June 30, 2001 compared to 1.05% for the six months ended June 30, 2000.

NET INTEREST INCOME. Net interest income increased $14,000, or 1.0% to $1.5 million for the six months ended June 30, 2001 from $1.4 million for the six months ended June 30, 2000 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased $314,000, or 10.8% to $3.2 million for the six months ended June 30, 2001 from $2.9 million for the same period a year ago as a result of an increase in the average balance of loans receivable. The average balance on loans receivable increased to $67.6 million from $61.6 million. The increase was attributable to the substantial increase in first mortgage residential loans and commercial business loans.

Interest expense increased $300,000, or 20.5% to $1.8 million for the six months ended June 30, 2001 from $1.5 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 2001 was $91,000 compared to $90,000 for the same period a year ago. Historically, management has emphasized the Company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at June 30, 2001.

NONINTEREST INCOME. Noninterest income increased $125,000, or 23.2% to $665,000 for the six months ended June 30, 2001 from $540,000 for the same period a year ago. This increase is primarily due to revenues from secondary market loans operations. Additionally, noninterest income increased as a result of an increase in service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses increased $128,000, or 10.2% to $1.4 million for the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2000. Compensation and benefits increased to $739,000 for the six months ended June 30, 2001 from $685,000 for the six months ended June
30, 2000 primarily as a result of increases in pay rates and benefits.   Data
processing and other expenses increased to $492,000 for the six months ended June 30, 2001 from $425,000 for the six months ended June 30, 2000 primarily as a result of increased service bureau expense for the Savings Bank and data processing for the trust department.

INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2001 was $256,000 compared to $250,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $10,000 for the six months ending June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2001, the Savings Bank's liquidity ratio was 11.2% (required ratio at that date was 4% pursuant to OTS regulations). At June 30, 2001, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $4.7 million and unfunded letters of credit of $359,000. At June 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 2001, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at June 30, 2001 with the following regulatory capital ratios:

                           SECURITY FEDERAL SAVINGS BANK
                                       (Unaudited)




As of June 30, 2001                      Actual             For Capital           Categorized as
                                                         Adequacy Purposes      "Well Capitalized"(1)

                                   Amount      Ratio      Amount      Ratio      Amount      Ratio

Total Capital
(to risk weighted assets)         $ 9,105     15.72%     $ 4,633      8.00%     $ 5,791     10.00%


Tier I Capital
(to risk weighted assets)           7,926     13.69        2,316      4.00        3,475      6.00


Tier 1 Capital
(to adjusted total assets)          7,926      9.42        2,524      3.00        4,207      5.00


Tangible Capital
(to tangible assets)                7,926      9.42        1,262      1.50         N/A       ---


(1)   As categorized under the OTS Prompt Corrective Action Provisions.


PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
The Annual meeting of Stockholders of Security Bancorp, Inc. was held on April 18, 2001. The results of the vote on the election of directors, the first proposal presented at the meeting, is as follows:

The following individuals were elected as directors, each to serve for a three-year term:


                                     FOR                   WITHHELD
                           ----------------------     ----------------------
                           Number                     Number
                           of Votes    Percentage     of Votes    Percentage
                           --------    ----------     --------    ----------
Joe H. Pugh                 280,595       100.0          -             -
                            -------      ------        ------       ------

Dr. R. Neil Schultz         279,395        99.6        1,200          .4
                            -------      ------        ------       ------

The results of the vote on the approval of the appointment of Housholder, Artman and Associates, P.C. as independent auditors for the fiscal year ending December 31, 2001, the second proposal presented at the meeting, is as follows:


               FOR              279,469     Shares   99.6%
                                -------             ------
               AGAINST                0     Shares    0.0%
                                -------             ------
               ABSTAIN            1,126     Shares    0.4%
                                -------             ------


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

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

---------------

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


                                  Security Bancorp, Inc.


Date: August 13, 2001             By /s/ Joe H. Pugh
                                     ----------------------------------
                                     Joe H. Pugh
                                     President and Chief Executive Officer


                                  Security Bancorp, Inc.


Date: August 13, 2001             By /s/ John W. Duncan
                                     ----------------------------------
                                     John W. Duncan
                                     Vice President and Chief Financial Officer