Form 10QSB
period 2001-09-30
SECURITY BANCORP INC /TN
filed 2001-11-13
CIK 1036124

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

For the quarterly period ended         September 30, 2001       .
                                  ------------------------------

   Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from                  to
                               ----------------    ----------------

Commission file number        0-22553
                        ------------------

                             SECURITY BANCORP, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

              Tennessee                                62-1682697
------------------------------------        ----------------------------------
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

                 306 West Main Street, McMinnville, TN  37110
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

      X  Yes                 No
       -                  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                           429,119 shares outstanding on October 31, 2001

Transitional Small Business Disclosure Format (check one):

         Yes              X  No
        -                ---

                     SECURITY BANCORP, INC. AND SUBSIDIARY

                           MCMINNVILLE, TENNESSEE

                                    INDEX

PART I                                                           PAGE(S)
------

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited)
 as of December 31, 2000 and September 30, 2001. . . . . . . . . . .   3

Consolidated Statements of Income (Unaudited)
 for the three and nine month periods
 ended September 30, 2000 and 2001 . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Stockholders' Equity (Unaudited). . . . .   5
 for the nine month period ended September 30, 2001

Consolidated Statements of Cash Flows - (Unaudited)
 for the nine months ended September 30, 2000 and 2001 . . . . . . .   6

Notes to (Unaudited) Consolidated Financial Statements . . . . . . . 7-9

Item 2.

Management's Discussion and Analysis of
 Financial Condition and Results of Operations . . . . . . . . . . .9-13

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  14

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . .  14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .  14

Item 4. Submission of Matters to a Vote of Security Holders. . . . .  14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .  14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 1.  FINANCIAL STATEMENTS


                     SECURITY BANCORP, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                                (Unaudited)
                    (in thousands except share information)


           ASSETS                            December 31,       September 30,
                                                2000                2001

Cash and noninterest earning deposits        $    5,069          $    3,984
Interest earning deposits                             0               4,973
                                               --------            --------
  Total cash and cash equivalents                 5,069               8,957
Investment securities: Held to maturity             165                 111
  Available for sale                              5,771               5,664
Loans receivable, net                            66,730              67,520
Real estate owned                                   138                 125
Premises and equipment, net                       1,806               1,782
Federal Home Loan Bank stock                        680                 718
Accrued interest receivable                         683                 700
Prepaid expenses and other assets                   319                 320
                                               --------            --------
  Total Assets                               $   81,361          $   85,897
                                               ========            =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                     $   64,776          $   71,977
FHLB borrowings                                   7,500               4,000
Advances from borrowers for property taxes
 and insurance                                       53                 453
Accrued expenses and other liabilities              313                 178
Federal income taxes payable                        208                 236
                                               --------            --------
  Total Liabilities                              72,850              76,844

    STOCKHOLDERS' EQUITY
Common stock (436,425 shares, $.01 par value,
 issued and outstanding)                              4                   4
Paid-in capital                                   4,162               4,175
Treasury stock, at cost                            (194)               (278)
Retained earnings                                 4,541               5,042
Unrealized gain on securities available for sale,
 net of income taxes                                230                 310
Employee Stock Ownership Plan (ESOP) borrowing     (232)               (200)
                                               --------            ---------
  Total stockholders' equity                      8,511               9,053
                                               --------            ---------

  Total Liabilities and Stockholders' Equity $   81,361          $   85,897
                                               ========            =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY BANCOPR, INC. AND SUBSIDIARY
                         Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share information)

                               For Three Months            For Nine Months
                              Ended September 30,         Ended September 30,
                               2000         2001           2000         2001

INTEREST INCOME:
  Loans                       $1,446       $1,480         $4,127       $4,488
  Investments                     90           81            274          251
  Interest earning deposits       10           20             53           64
                               -----        -----          -----        -----
    Total interest income      1,546        1,581          4,454        4,803

INTEREST EXPENSE:
Deposits                         746          734          2,051        2,327
Advances                          70           60            226          228
                               -----        -----          -----        -----
  Interest expense               816          794          2,277        2,555
                               -----        -----          -----        -----
    Net Interest Income          730          787          2,177        2,248
Provision for loan losses         45           45            135          136
                               -----        -----          -----        -----
    Net interest income after
     provision for loan losses   685          742          2,042        2,112

NON-INTEREST INCOME:
Trust department income          122          106            346          329
Deposit account fees              75           93            212          264
Other                            103          152            282          423
                               -----        -----          -----        -----
    Total non-interest income    300          351            840        1,016

NON-INTEREST EXPENSE:
Compensation                     269          294            792          864
Other employee benefits           83           89            245          258
Net occupancy expense             74           70            212          215
Deposit insurance premiums         3            3              9            9
Data processing                   90           95            266          300
Other                            129          159            378          446
                               -----        -----          -----        -----
    Total non-interest expenses  648          710          1,902        2,092

    Income before income taxes   337          383            980        1,036
Income tax expense               131          150            381          406
                               -----        -----          -----        -----
    Net income                   206          233            599          630

Other comprehensive income,
 net of tax:
  Unrealized gains (losses) on
   securities:
    Unrealized holding gains
    (losses) arising for the
     three month period,
     before tax $98 for 2000
     and $46 for 2001, and
     for the nine month
     period, before tax $68
     for 2000 and $121 for
     2001.                        61           29             42           75
                               -----        -----          -----        -----

   Comprehensive income       $  267       $  262         $  641       $  705
                               =====        =====          =====        =====

Weighted average shares
 outstanding:                401,273      400,964        399,659      401,762
Basic earnings per share       $ .51        $ .58         $ 1.50       $ 1.57

The accompanying notes are an integral part of these consolidated financial statements.

                                   SECURITY BANCORP, INC. AND SUBSIDIARY
                              Consolidated Statements of Stockholders' Equity
                                              (Unaudited)
                                (in thousands, except share information)

                                                                Unrealized
                    Common Stock       Paid-in     Retained      Gain on         ESOP      Treasury
                 Shares     Amount     Capital     Earnings     Securities     Borrowing     Stock     Total

Balance at
 12/31/00       436,425      $4        $4,162      $4,541         $230           $(232)     $(194)   $8,511

Treasury Stock
 At cost                     --             -           -            -               -       (140)     (140)

Allocation of
 earned MRP
 Stock                        -            (2)          -            -               -         56        54

Net Income                    -            --         631            -               -          -       631

Unrealized gain
 on securities
 available for
 sale, net of
 Income taxes                 -             -           -           80               -          -        80

Dividend                     --            --        (130)           -               -          -      (130)

ESOP shares
 Earned                       -            15           -            -              32          -        47
                            ----       -------     -------        -----          ------     ------    ------


Balance at
 9/30/01        436,425      $4        $4,175      $5,042         $310           $(200)     $(278)   $9,053
                =======     ====       =======     =======        =====          ======     ======    ======

     The accompanying notes are an integral part of these consolidated financial statements.

                                                   5

                      SECURITY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                             Nine months Ended September 30,
                                                    2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $   599         $   630
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       68              85
  Dividend on FHLB stock                             (35)            (37)
  Provision for loan losses                          135             136
 (Increase) decrease in interest receivable          (97)            (17)
 (Increase) decrease in other assets                 (21)             (1)
  Increase (decrease) in accrued liabilities         (82)           (135)
  Increase (decrease) in income taxes payable          7             (13)
  Increase (decrease) in deferred taxes payable       42              41
  Sale of mortgage loans held for sale             2,568           7,997
  Originations of mortgage loans held for sale    (2,613)         (7,997)
                                                  ------          ------
  Total adjustments                                  (28)             59
                                                  ------          ------
Net cash provided by operating activities            571             689

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations net of principal payments     (4,521)           (853)
  Purchase (sale) of:
   Available for sale - investment securities          -          (3,007)
   Held to maturity - investment securities            -               -
  Proceeds from maturities and repayments of:
   Held to maturity investment securities              -               -
   Available for sale -  investment securities         -           3,000
   Held to maturity - mortgage-backed securities      58              53
   Available for sale - mortgage-backed securities   203             236
  Cash payments for the purchase of property        (516)            (61)
                                                  ------          ------
Net cash provided (used) by investing activities  (4,776)           (632)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts      7,007           7,201
  Proceeds (repayment) of FHLB advances           (1,300)         (3,500)
  Payment of cash dividend                          (120)           (130)
  Purchase treasury stock                              -            (140)
  Net increase (decrease) in escrow accounts         373             400
                                                  ------          ------
Net cash provided (used) by financing activities   5,960           3,831

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    1,755           3,888

CASH AND EQUIVALENTS, BEGINNING OF YEAR            3,051           5,069
                                                  ------          ------

CASH AND EQUIVALENTS, END OF PERIOD              $ 4,806         $ 8,957
                                                  ======          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest expense                               $ 2,277         $ 2,556
  Income taxes                                   $   406         $   494

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

2.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are,in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the three months ended September 30, 2000 and September 30, 2001 based upon weighted average common shares outstanding of 401,273 and 400,964, respectively, and for the nine months ended September 30, 2000 and September 30, 2001 of 399,659 and 401,762, respectively.

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

In February, 2001, the Savings Bank upstreamed $150,000 to the Company for the purpose of repurchasing stock to be held as treasury stock. During the nine-month period ending September 30, 2001, the Company had repurchased 7,306 shares of its common stock.

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

6.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the Conversion discussed in Note 5, the Savings Bank established an Employee Stock Ownership Plan (ESOP) for the benefit of all employees who have attained the age of 21 and have been credited with at least 1000 hours of service during a 12-month period. The ESOP borrowed approximately $349,000 from the Company and used the funds to purchase 34,914 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 10 years. On September 30, 2001, the loan had an outstanding balance of approximately $200,000 and an interest rate of 8.50%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.
Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of six years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service.

Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released. For the three and nine months ending September 30, 2001, the ESOP related compensation expense was approximately $14,000 and $39,000, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 2001, the ESOP had 14,838 allocated shares and 20,076 unallocated shares.

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

At September 30, 2001, options totaling 41,459 had been granted (37,095 options with an exercise price of $17.25 and 4,364 options with an exercise price of $15.50) which are currently unexercisable and outstanding at September 30, 2001.

The Company purchased 17,457 common shares in the open market to fund the MRP on September 9, 1998. The restricted common stock under the MRP vests at the rate of 20% annually beginning on the date of grant. The expense related to the vesting of the MRP was $12,000 and $36,000, respectively, for the three and nine months ended September 30, 2001.

8.  ASSET QUALITY

At September 30, 2001, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $300,000. As a percentage of net loans receivable at September 30, 2001, nonperforming loans were .4%. Total nonperforming assets were $426,000 or .5% of total assets at September 30, 2001.


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

Comparison of Financial Condition at December 31, 2000 and September 30, 2001

The Company's total consolidated assets increased by approximately $4.5 million or 5.6%, from $81.4 million at December 31, 2000 to $85.9 million at September 30, 2001. The increase in assets for the period was primarily attributable to an increase in loans receivable and interest earning deposits.

Loans receivable, net, were $67.5 million at September 30, 2001 compared to $66.7 million at December 31, 2000, an increase of $790,000, or 1.2%. This increase was attributable to an increase in first mortgage residential loans of $400,000 and an increase in commercial business and real estate loans of $400,000.

Deposits increased $7.2 million or 11.1%, from $64.8 million at December 31, 2000 to $72.0 million at September 30, 2001. The increase in deposits was primarily attributable to an increase in personal and business checking accounts and certificates of deposit.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 2001

NET INCOME. Net income for the three months ended September 30, 2001 was $233,000 compared to $206,000 for the same quarter last year, an increase of $27,000, or 13.1%. The increase resulted from an increase in income from mortgage banking operations. The return on average assets was 1.09% for the three months ended September 30, 2001.

NET INTEREST INCOME. Net interest income increased $57,000 or 7.8% from $730,000 for the three months ended September 30, 2000 to $787,000 for the three months ended September 30, 2001. The increase was attributable to a $2.8 million increase in loans receivable since September 30, 2000 and a decline in interest expense.

Total interest income increased $35,000 or 2.3% from $1.5 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001. Interest on loans increased $34,000, or 2.4% from $1.4 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001. The increase resulted from an $800,000 increase in loans outstanding substantially in residential mortgage loans and commercial business loans since December 31, 2000.

Interest expense decreased $22,000, or 2.7% from $816,000 for the three months ended September 30, 2000 to $794,000 for the three months ended September 30, 2001. The decrease for the three months ending September 30, 2001 was the result of a decline in interest rates.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectability of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic
conditions.   The provision for loan losses was $45,000 for each of the three months ended September 30, 2000 and September 30, 2001. Management deemed the allowance for loan losses adequate at September 30, 2001.

NONINTEREST INCOME. Noninterest income increased $51,000, or 17.0% to $351,000 for the three months ended September 30, 2001 from $300,000 for the three months ended September 30, 2000. The increase was attributable to an increase in service charges on deposit accounts and revenues from secondary market loan operations.

NONINTEREST EXPENSE. Noninterest expense increased $62,000, or 9.6% to $710,000 for the three months ended September 30, 2001 from $648,000 for the three months ended September 30, 2000. Compensation and benefits increased to $383,000 for the three months ended September 30, 2001 from $352,000 for the three months ended September 30, 2000 as a result of increases in pay rates and benefit costs. Data processing and other expenses increased to $254,000 for the three months ended September 30, 2001 from $219,000 for the three months ended September 30, 2000 primarily as a result of increased service bureau expense for the Savings Bank.

INCOME TAXES. Income tax expense for the three months ended September 30, 2001 was $150,000 compared to $131,000 for the three months ended September 30, 2000. This increase was the result of pre-tax income increasing for the three months ended September 30, 2001.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 2001.

NET INCOME. Net income for the nine months ended September 30, 2001 was $630,000 compared to $599,000 for the nine months ended September 30, 2000, an increase of $31,000, or 5.2%. The increase resulted from an increase in net interest income offset to a lesser degree by an increase in other expenses. The return on average assets was 1.00% for the nine months ended September 30, 2001 compared to 1.06% for the nine months ended September 30, 2000.

NET INTEREST INCOME. Net interest income increased $71,000, or 3.3% to $2.3 million for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000 as a result of an increase in total interest income that more than offset an increase in total interest expense.

Total interest income increased $349,000, or 7.8% to $4.8 million for the nine months ended September 30, 2001 from $4.5 million for the same period a year ago as a result of an increase in the average balance of loans receivable.
The average balance on loans receivable increased to $67.1 million from $62.5 million. The increase was attributable to the increase in first mortgage residential loans and commercial business loans.

Interest expense increased $278,000, or 12.2% to $2.6 million for the nine months ended September 30, 2001 from $2.3 million for the same period a year ago, primarily as a result of an increase in average balances of interest-bearing deposits which were used to fund loan demand.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 2001 was $136,000 compared to $135,000 for the same period a year ago. Historically, management has emphasized the Company's loss expense over other factors in establishing provisions for loan losses. Management deemed the allowance for loan losses adequate at September 30, 2001.

NONINTEREST INCOME. Noninterest income increased $176,000, or 21.0% to $1.0 million for the nine months ended September 30, 2001 from $840,000 for the same period a year ago. This increase is primarily due to revenues from secondary market loans operations. Additionally, noninterest income increased as a result of an increase in service charges on deposit accounts.

NONINTEREST EXPENSE. Noninterest expenses increased $190,000, or 10.0% to $2.1 million for the nine months ended September 30, 2001 from $1.9 million for the nine months ended September 30, 2000. Compensation and benefits increased to $1.1 million for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000 primarily as a
result of increases in pay rates and benefits.   Data processing and other
expenses increased to $746,000 for the nine months ended September 30, 2001 from $644,000 for the nine months ended September 30, 2000 primarily as a result of increased service bureau expense for the Savings Bank.

INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2001 was $406,000 compared to $381,000 for the same period a year ago. The increase was the result of pre-tax income increasing by $56,000 for the nine months ending September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 2001, the Savings Bank's liquidity ratio was 12.2% (required ratio at that date was 4% pursuant to OTS regulations). At September 30, 2001, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $4.6 million and unfunded letters of credit of $356,000. At September 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 2001, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Savings Bank exceeded all of its regulatory capital requirements at September 30, 2001 with the following regulatory capital ratios:

                                    SECURITY FEDERAL SAVINGS BANK
                                            (Unaudited)



AS OF SEPTEMBER 30, 2001             ACTUAL               FOR CAPITAL             CATEGORIZED AS
                                                       ADEQUACY PURPOSES        "WELL CAPITALIZED"1

                                Amount     Ratio       Amount       Ratio       Amount        Ratio
Total Capital
 (to risk weighted assets)     $ 9,392     16.16%     $ 4,651       8.00%      $ 5,814        10.00%


Tier I Capital
 (to risk weighted assets)       8,354     14.37        2,325       4.00         3,488         6.00


Tier 1 Capital
 (to adjusted total assets)      8,354      9.77        2,566       3.00         4,277         5.00


Tangible Capital
 (to tangible assets)            8,354      9.77        1,283       1.50           N/A          ---

 As categorized under the OTS Prompt Corrective Action Provisions.

                                                   13

PART II.                       OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected my management to result in a material loss.

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

    No reports on Form 8-K were filed during the quarter ended September 30, 2001.

    ---------------------------
    * Incorporated by reference to Registrant's Registration
      Statement on Form SB-2, as amended (File No. 333-6670)
   ** Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1997.
  *** Incorporated by reference to Registrant's Form 10-KSB for the year ended
      December 31, 1997.
 **** Incorporated by reference to Registrant's Annual Meeting Proxy Statement dated March 16, 1998.
***** Incorporated by reference to Registrant's Form 10-KSB for the year ended
      December 31, 1998.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dulycaused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SECURITY BANCORP, INC.




Date: November 13, 2001      By /s/ Joe H. Pugh
                             Joe H. Pugh
                             President and Chief Executive Officer




                       SECURITY BANCORP, INC.


Date: November 13, 2001      By /s/ John W. Duncan
                             John W. Duncan
                             Vice President and Chief Financial Officer