Form 10KSB40
period 2001-12-31
SECURITY BANCORP INC /TN
filed 2002-04-01
CIK 1036124

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                       -----------------------------

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001          OR

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
                                              ----

     The registrant's revenues for the fiscal year ended December 31, 2001 were $7.8 million.

     As of March 1, 2002, there were issued and outstanding 424,919 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SCYT." Based on the average of the bid and asked prices for the Common Stock on March 1, 2002, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $2.7 million (141,047 shares at $19.35 per share). For purposes of this calculation, officers and directors of the registrant and the Security Federal Savings Bank of McMinnville, TN Employee Stock Ownership Plan are considered nonaffiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

                                   PART I

Item 1.  Description of Business
--------------------------------

General

     Security Bancorp, Inc. ("Corporation"), a Tennessee corporation, was organized on March 18, 1997 for the purpose of becoming the holding company for Security Federal Savings Bank of McMinnville, TN ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 30, 1997. At December 31, 2001, the Corporation had total assets of $88.5 million, total deposits of $75.8 million and stockholders' equity of $9.3 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

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

Market Area

     The Savings Bank considers Warren County to be its primary market area. McMinnville, Tennessee, located in Warren County and known as the "Plant Nursery Capital of the World" is located in the middle of Tennessee on the Highland Rim of the Cumberland Mountains midway between Chattanooga and Nashville. In addition to the numerous plant nurseries located in Warren County, over 50 industries located in Warren County produce products ranging from truck parts, electric motors, valves, and air conditioners to hardwood flooring, furniture, power woodworking tools and fire proof clothing. Large employers include Carrier Corporation, Bridgestone Tire and Rubber Company, Calasonic Yorozu Corporation and A. O. Smith Company.

Selected Financial Data

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its Subsidiary presented herein.

SELECTED FINANCIAL CONDITIONAL DATA:

                                               At December 31,
                                 ------------------------------------------
                                  2001     2000     1999     1998     1997
                                 ------   ------   ------   ------   ------
                                                (In thousands)

Total assets                    $88,528  $81,361  $72,204  $63,425  $50,920
Loans receivable, net            66,056   66,730   60,189   53,473   43,093
Cash and cash equivalents        12,061    5,069    3,051    2,581    1,896
Investment securities
  available for sale              4,446    4,385    4,138    1,420    1,379
Investment securities
  held-to-maturity                   --       --       --      650    1,248
Mortgage-backed securities
  available for sale              2,103    1,386    1,604    1,956       --
Mortgage-backed securities
  held-to-maturity                   98      165      236      501    1,206
Deposits                         75,845   64,776   57,455   50,142   37,061
FHLB advances                     3,000    7,500    6,800    5,500    6,500
Stockholders equity,
  substantially restricted        9,257    8,511    7,507    6,989    6,735

SELECTED OPERATING DATA:

                                          Year Ended December 31,
                                 ------------------------------------------
                                  2001     2000     1999     1998     1997
                                 ------   ------   ------   ------   ------
                                                (In thousands)

Interest income                  $6,475   $6,242   $5,365   $4,592   $3,926
Interest expense                  3,278    3,115    2,596    2,326    2,105
                                 ------   ------   ------   ------   ------

Net interest income               3,197    3,127    2,769    2,266    1,821
Provision for loan losses           171      180      159      285       60
                                 ------   ------   ------   ------   ------
Net interest income after
  provisions for loan losses      3,026    2,947    2,610    1,981    1,761
                                 ------   ------   ------   ------   ------

Non interest income               1,289      987      891      811      278
Other expenses(1)                 2,929    2,637    2,373    1,819    1,314
                                 ------   ------   ------   ------   ------
Income before income tax
  expense                         1,386    1,297    1,128      973      725
Income tax expense                  529      493      427      371      267
                                 ------   ------   ------   ------   ------

Net income                       $  857   $  804   $  701   $  602   $  458
                                 ======   ======   ======   ======   ======

KEY OPERATING RATIOS:
                                              At December 31,
                                 ------------------------------------------
                                  2001     2000     1999     1998     1997
                                 ------   ------   ------   ------   ------
Performance Ratios:

Return on average assets
  (net income divided by
  average assets)                 1.01%    1.05%    1.03%    1.05%    0.95%
Return on average equity
  (net income divided by
  average equity)                 9.65    10.04     9.67     8.64     8.27
Interest rate spread
  (difference between
  average yield on interest-
  earning assets and average
  cost of interest-bearing
  liabilities)                    3.67     3.76     3.88     3.48     3.43
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)        4.18     4.07     4.08     4.19     3.99
Noninterest expense as a
  percent of average assets       3.45     3.36     3.50     3.18     2.72
Average interest-earning
  assets to interest-bearing
  liabilities                   111.86   115.08   112.08   116.34   112.14
Efficiency ratio (other
  expenses divided by the
  sum of net interest income
  and non-interest income)       65.28    63.61    64.82    59.12    62.60

Capital Ratios:

Average equity to average
  assets                         10.46    10.43    10.69    12.20    11.46
Tangible capital to assets        9.75     9.81     9.81     9.99    12.01
Core capital to assets            9.75     9.81     9.81     9.99    12.01
Risk-based capital to risk
  adjusted assets                16.54    15.66    15.19    15.68    20.30

Asset Quality Ratios:

Allowance for loan losses
  to total loans at end of
  period                          1.29     1.11     1.08     1.13     0.76
Net charge offs to average
  outstanding loans during
  the period                      0.10     0.11     0.23     0.01     0.01
Ratio of nonperforming
  assets to total assets(1)       0.53     0.43     0.74     0.89     0.11
Ratio of allowance for loan
  losses to nonperforming
  assets(1)                     184.15   215.39   120.86   110.32   616.36

SELECTED OTHER DATA:

Number of:
  Real estate loans
    outstanding                  1,410    1,346    1,258      877      707
  Deposit accounts               8,778    8,013    6,775    5,385    3,459
  Full service offices               2        2        2        2        2

==============================================================================
1. Nonperforming assets consist of non-accrual loans, accruing loans contractually past due 90 days or more, and foreclosed property.

Yields Earned and Rates Paid

     This information is incorporated by reference from Item 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Average Balances, Interest and Average Yield/Cost, included in this Form 10-KSB.

Lending Activities

     General. At December 31, 2001, the Savings Bank's total loans receivable, net, was $66.1 million, or 74.6% of total assets. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with such loans amounting to $40.1 million, or 59.5% of the total loans receivable portfolio at December 31, 2001. In recent periods, the Savings Bank increased its origination of construction and non-residential mortgage loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio as of the dates indicated.

                                                 At December 31,
                                   -----------------------------------------
                                          2001                  2000
                                   ------------------     ------------------
                                   Amount     Percent     Amount     Percent
                                   ------     -------     ------     -------
                                              (Dollars in thousands)

Real Estate Loans:
 Residential..................... $40,058      59.46%     $40,411     59.38%
  Construction....................  1,694       2.51        1,684      2.48
  Commercial......................  7,498      11.13        7,453     10.95
  Acquisition and development.....    618       0.92        1,119      1.64
                                  -------     ------      -------    ------
 Total real estate loans.........  49,868      74.02       50,667     74.45

Commercial business loans........   8,347      12.39        8,050     11.83

Consumer loans:
 Automobile......................   3,794       5.63        3,697      5.43
 Home equity, second mortgage
   and other.....................   3,388       5.03        3,664      5.39
 Unsecured.......................   1,970       2.93        1,973      2.90
                                  -------     ------      -------    ------
   Total consumer loans..........   9,152      13.59        9,334     13.72
                                  -------     ------      -------    ------

   Total loans...................  67,367     100.00%      68,051    100.00%
                                              ======                 ======
Less:
 Loans in process................     430                     551
 Unearned loan fees and
   discounts.....................      21                      14
 Allowance for loan losses.......     860                     756
                                  -------                 -------
   Total loans receivable, net... $66,056                 $66,730
                                  =======                 =======

     One- to Four-Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to four-family residences located in its primary market area. At December 31, 2001, $40.1 million, or 59.5% of the Savings Bank's total loan portfolio consisted of such loans. The Savings Bank originated $20.0 million and $13.7 million of one- to four-family residential mortgage loans during the years ended December 31, 2001 and 2000, respectively.

     The Savings Bank offers fixed-rate one- to four-family mortgage balloon loans with maturities ranging from three to five years and amortization schedules of up to 30 years. At the expiration of the balloon term, the Savings Bank has the option of calling the loan due and payable or adjusting the interest rate and rewriting the loan on similar maturity terms. At December 31, 2001, such loans amounted to $18.1 million or 45.1% of the one- to four- family mortgage loan portfolio. The Savings Bank generally sells its fixed-rate loans, servicing retained, to the Federal Home Loan Mortgage Corporation ("FHLMC"). See "-- Loan Originations, Sales and Purchases." Fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 2001, $6.0 million, or 15.0%, of the Savings Bank's one- to four-family residential loan portfolio consisted of ARM loans. Substantially all ARM loan originations do not meet the underwriting standards of the FHLMC and the Federal National Mortgage Association ("FNMA"). Such loans are retained primarily for the Savings Bank's portfolio. The Savings Bank currently originates ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 1% to 2% and 4% to 6%, respectively. At December 31, 2001, however, the majority of the portfolio consisted of ARM loans that adjust annually based on the one-year U.S. Treasury security constant maturity index, plus 3%, with annual and life time interest rate adjustment limits of 2% and 6%, respectively. The Savings Bank also offers a one year ARM loan at an initial below market "teaser" rate with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Borrowers, however, are qualified at the fully indexed rate. The Savings Bank's ARMs are typically based on an amortization schedule of up to 30 years. The Savings Bank qualifies the borrowers on its ARM loans based on the initial rate. The Savings Bank's ARM loans do not provide for negative amortization.

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

     The Savings Bank also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans are generally short-term, fixed-rate, fully amortizing loans. At December 31, 2001and 2000, such loans amounted to $94,000 and $245,000, respectively.

     Construction Lending. At December 31, 2001, construction loans amounted to $1.7 million, or 2.5% of total loans, substantially all of which were secured by one- to- four family residences located in the Savings Bank's primary market area.

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

     The Savings Bank's construction loans to builders are made on a pre-sold basis or a speculative basis, meaning that at the time the loan was originated, there was no sale contract or permanent loan in place for the finished home. The Savings Bank generally limits its speculative lending to a few select local builders with whom it has an established relationship. The Savings Bank generally limits each builder to financing for no more than two speculative homes at any one time. The Savings Bank generally has no more than $250,000 outstanding at any one time to one builder for speculative construction. At December 31, 2001, speculative construction loans amounted to $150,000. At December 31, 2001, the largest amount outstanding to any builder was $150,000.

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

     Commercial Real Estate Lending. At December 31, 2001, commercial real estate loans totaled $7.5 million, or 11.1% of total loans, compared to $7.5 million, or 11.0% of total loans, at December 31, 2000. Commercial real estate loans are secured by nurseries, churches, professional offices and other non-residential property. At December 31, 2001, the Savings Bank's largest outstanding commercial real estate loan was a $382,000 loan secured by commercial property located in the Savings Bank's primary market area. At December 31, 2001, this loan was performing according to its terms. Substantially all of the Savings Bank's commercial real estate loans are secured by property located within the Savings Bank's primary market area.

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

     Acquisition and Development Lending. The Savings Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 2001, the Savings Bank had two acquisition and development loans with aggregate approved commitments of $674,000, of which an aggregate of $618,000 million was outstanding. At December 31, 2001, the largest acquisition and development loan had an outstanding balance of $324,000 and was performing according to its terms.
All of the acquisition and development loans are secured by properties located in the Savings Bank's primary market area.

     Acquisition and development loans are usually repaid through the sale of the developed land to a home builder. However, the Savings Bank believes that its acquisition and development loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Acquisition and development loans are secured by a lien on the property, made for a one year term, and with an interest rate that adjusts with the prime rate. The Savings Bank requires monthly interest payments during the term of the acquisition and development loan. After the expiration of the one year term, the loan is converted to a five year term loan and the Savings Bank requires a 20% reduction in principal during the first year. In addition, the Savings Bank obtains personal guarantees from the principals of its corporate borrowers. At December 31, 2001, the Savings Bank did not have any nonaccruing acquisition and development loans.

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

     Commercial Business Lending. At December 31, 2001, commercial business loans amounted to $8.3 million, or 12.4% of total loans, compared to $8.1 million, or 11.8% of total loans, at December 31, 2000.

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

     At December 31, 2001, the largest commercial business loan had an outstanding balance of $477,000 and was performing according to its terms.

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

     Consumer Lending. At December 31, 2001, consumer loans totaled $9.2 million, or 13.6%, of the total loans, compared to $9.3 million, or 13.7% of total loans, at December 31, 2000. The majority of such loans originated by the Savings Bank have been made to its existing customers. The Savings Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

     Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Savings Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences and savings accounts, and unsecured loans for personal or household purposes.

     One of the larger categories of the Savings Bank's consumer loan portfolio are loans secured by new and used automobiles. At December 31, 2001, automobile loans totaled $3.8 million or 5.6% of the total loan portfolio, compared to $3.7 million or 5.4% of the total loan portfolio at December 31, 2000. Automobile loans are offered with maturities of up to 60 months. The Savings Bank does not engage in indirect automobile lending through automobile dealers.

     The Savings Bank offers home equity loans that are made on the security of residences. These loans normally do not exceed 95% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to ten years requiring monthly payments of principal and interest. At December 31, 2001, home equity and second mortgage loans totaled $1.4 million, or 2.1% of the total loan portfolio, compared to $1.3 million, or 1.9% of the total loan portfolio at December 31, 2000.

     At December 31, 2001, unsecured consumer loans amounted to $2.0 million, or 2.9% of total loans. These loans are normally made for a maximum of 24 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2001, $10,008 of consumer loans were 90 days or more past due.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                          One Year 3 Years 5 Years  10 Years
                  Within  Through  Through Through  Through   Beyond
                 One Year 3 Years  5 Years 10 Years 15 Years 15 Years   Total
                 -------- -------- ------- -------- -------- --------   -----
                                       (In thousands)

Real Estate Loans:
 Residential.....$16,961  $14,979  $4,087   $1,938   $1,294   $1,417   $40,676
 Construction....  1,264       --      --       --       --       --     1,264
 Commercial......  4,660    2,248     491       99       --       --     7,498
Consumer and
 other loans.....  6,337    2,369     436       10       --       --     9,152
Commercial busi-
 ness loans......  6,871    1,433      34        9       --       --     8,347
                 -------  -------  ------   ------   ------   ------   -------
  Total gross
   loans.........$36,093  $21,029  $5,048   $2,056   $1,294   $1,417   $66,937
                 =======  =======  ======   ======   ======   ======   =======

     The following table sets forth the dollar amount of all loans due after one year after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                   Fixed         Floating or
                                   Rates      Adjustable Rates
                                   -----      ----------------
                                      (In thousands)
           Real Estate Loans:
             Residential          $21,889          $1,826
             Construction              --              --
             Commercial             2,838              --
           Consumer and
             other loans            2,815              --
           Commercial
             business loans         1,476              --
                                  -------          ------
                Total gross
                  loans           $29,018          $1,826
                                  =======          ======

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

     Lending approval authorities, both individual and group, are based on whether or not the loan is secured or unsecured. Individual lending authorities range from $25,000 to $100,000 for secured loans and $2,500 to $25,000 for unsecured loans. The Management Loan Committee, consisting of the President, Executive Vice President, Senior Vice President of Secondary Marketing, and Senior Vice President of Consumer Lending must approve secured loans in excess of $100,000 and up to $200,000 and unsecured loans in excess of $25,000 and up to $50,000. The Loan Committee of the Board of Directors must approve secured loans in excess of $200,000 and up to $500,000 and unsecured loans in excess of $50,000 and up to $150,000. The full Board of Directors must approve secured loans in excess of $500,000, and unsecured loans in excess of $150,000, up to the Savings Bank's maximum legal lending limit. At December 31, 2001, that general limit was $1.3 million. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower." All of the above loan approval authorities relate to a borrower's total aggregate indebtedness excluding any loan made to finance the borrower's primary residence.

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

     The Savings Bank generally sells all loans without recourse. The Savings Bank generally sells all conventional fixed-rate one- to four-family residential mortgage loans to the FHLMC, servicing retained. Such sales are generally without forward commitments, exposing the Savings Bank to pipeline risk generally for a period of 60 days. The Savings Bank's aggregate pipeline risk exposure typically amounts to $1.0 million or less at any one time. By retaining the servicing, the Savings Bank receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2001, the Savings Bank's servicing portfolio was $32.1 million. For the year ended December 31, 2001, loan servicing fees totaled $73,000. In addition, the Savings Bank retains certain amounts in escrow for the benefit of investors. The Savings Bank is able to invest these funds but is not required to pay interest on them. At December 31, 2001, such escrow balances totaled $86,000.

     SFAS No. 125 requires a mortgage banking enterprise, which sells or securitizes loans and retains the related servicing rights, to allocate the total cost of the mortgage loans to the servicing rights and the loans (without the servicing rights) based on their relative fair values. Accordingly, future changes in the fair value of capitalized mortgage servicing rights may require the enterprise to reduce the carrying value of
these rights by taking a charge against earnings.   See Note 1 of Notes to
Consolidated Financial Statements contained in Item 7 herein.

     Periodically, the Savings Bank purchases interests in loan participations. At December 31, 2001, the Savings Bank had no purchased interests in any loan participations.

     The following table sets forth total loans originated, sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                              Year Ended December 31,
                                              -----------------------
                                                 2001         2000
                                               -------      -------
                                                   (In thousands)
          Loans originated:
           Real Estate Loans:
            Residential(1)...................  $19,995      $13,656
            Construction ....................      689        1,681
            Commercial.......................    5,746        4,256
            Acquisition and development......       --          511
                                               -------      -------
              Total real estate loans........   26,430       20,104

          Commercial business loans..........    3,587        8,454

          Consumer loans:
           Automobile........................    3,081        1,901
           Unsecured.........................    1,873        1,846
           Second mortgage and other.........    4,852        3,648
                                               -------      -------
              Total consumer loans...........    9,806        7,395
                                               -------      -------
                Total loans originated.......   39,823       35,953

          Loans sold:
           Whole loans.......................   14,467        3,036
           Participation loans...............       --           --
                                               -------      -------
              Total loans sold...............   14,467        3,036

          Mortgage loan principal repayments.   12,762        8,455

          Other loan prepayments and change
           in unfunded loan commitments......   13,157       18,690
                                               -------      -------
          Net loan activity..................     (563)       5,772
                                               -------      -------
          Total gross loans at end of period.  $66,937      $67,500
                                               =======      =======

------------
(1)   Includes loans originated for sale.

     Loan Commitments and Letters of Credit. The Savings Bank issues, without charge, commitments for fixed-and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. As part of its commercial business lending activities, the Savings Bank issues commercial and standby letters of credit and receives annual fees averaging approximately 0.5% of the amount of the letter of credit. Letters of credit are an off-balance sheet contingency. At December 31, 2001, the Savings Bank had $5.0 million of outstanding net loan commitments, including unused portions on commercial business lines of credit, and $554,000 of unexpired commercial and standby letters of credit. See Note 14 of Notes to Consolidated Financial Statements contained in Item 7 herein.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $21,000 of net deferred mortgage loan fees at December 31, 2001.

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
                                                        At December 31,
                                                     -----------------------
                                                        2001         2000
                                                      -------      -------
                                                      (Dollars in thousands)
       Loans accounted for on a nonaccrual basis:
        Real estate loans:
          Residential................................   $ 90         $ 25
          Construction...............................     --           --
          Commercial.................................     --           --
          Acquisition and development................     --           --
                                                        ----         ----
            Total real estate loans..................     90           25

        Commercial business loans....................     --           --

        Consumer loans...............................     --           60
                                                        ----         ----
            Total....................................     90           85

        Accruing loans which are contractually
        past due 90 days or more:
         Real estate loans:
          Residential................................     13           --
          Construction...............................     --           --
          Commercial.................................     --           --
          Acquisition and development................     --           --
                                                        ----         ----
            Total real estate loans..................     13           --

         Commercial business loans...................    167          128

         Consumer loans..............................     10           --
                                                        ----         ----
            Total....................................    190          128
                                                        ----         ----
        Total of nonaccrual and 90 days past
         due loans...................................    280          213

        Foreclosed property..........................    187          138
                                                        ----         ----
            Total nonperforming assets...............   $467         $351
                                                        ====         ====
        Restructured loans...........................     --           --

        Loans delinquent 90 days or more
         to net loans................................   0.42%        0.32%

        Total loans delinquent 90 days
         or more to total assets.....................   0.32%        0.26%

        Total nonperforming assets to total assets...   0.53%        0.43%

     Gross interest income that would have been recorded for the year ended December 31, 2001 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on such loans that was included in net income for the year, were, in both cases, immaterial.

     Foreclosed Property.  At December 31, 2001, the Savings Bank had $187,000
of foreclosed property.   See Note 1 of Notes to Consolidated Financial
Statements contained in Item 7 herein for a discussion of the accounting methodology for foreclosed property.

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

     At December 31, 2001 and 2000, the aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances for the period then ended, were as follows:

                                                        At December 31,
                                                     -----------------------
                                                        2001         2000
                                                      -------      -------
                                                          (In thousands)
                   Classified assets:
                     Loss............................   $   12       $   13
                     Doubtful .......................       56           30
                     Substandard assets .............    1,291          726
                     Special mention.................    1,545        1,139
                                                        ------       ------
                                                        $2,904       $1,908
                                                        ======       ======
                   Loan loss allowance:
                     General loss allowances.........   $  860       $  756
                     Specific loss allowances........       --           --


     At December 31, 2001, doubtful, substandard and special mention assets consisted primarily of one- to four-family residential mortgage loans.

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

     Management believes that the allowance for loan losses at December 31, 2001 was adequate at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                     Year Ended December 31,
                                                     -----------------------
                                                        2001         2000
                                                      -------      -------
                                                      (Dollars in thousands)

      Allowance at beginning of period...............   $756         $649
                                                        ----         ----

      Provision for loan losses......................    171          180
      Recoveries:
        Real estate loans:
          Residential................................     11            1
          Construction...............................     --           --
          Commercial.................................     --           --
          Acquisition and development................     --           --
                                                        ----         ----
             Total real estate loans.................     11            1

        Consumer loans...............................     27           17
                                                        ----         ----
             Total recoveries........................     38           18

      Charge-offs:
        Real estate loans:
          Residential................................     55           41
          Construction...............................     --           --
          Commercial.................................     --           --
          Acquisition and development................     --           --
                                                        ----         ----
             Total real estate loans.................     55           41

        Commercial business loans....................     --           --

        Consumer loans...............................     50           50
                                                        ----         ----
             Total charge-offs.......................    105           91
             Net charge-offs.........................     67           73
                                                        ----         ----
             Balance at end of period................   $860         $756
                                                        ====         ====
      Ratio of allowance to total loans
        outstanding at end of the period.............   1.28%        1.11%

      Ratio of net charge-offs to average loans
        outstanding during the period................   0.10%        0.11%

      Ratio of allowance for loan losses to
        nonperforming assets......................... 184.15%      215.39%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                             At December 31,
                        ------------------------------------------------------
                                  2001                       2000
                        --------------------------  --------------------------
                                 As a %     % of             As a %     % of
                                 of Out-  Loans in           of Out-  Loans in
                                standing  Category          standing  Category
                                Loans in  to Total          Loans in  to Total
                        Amount  Category   Loans    Amount  Category   Loans
                        ------  --------   -----    ------  --------   -----
                                          (Dollars in thousands)
Real estate loans:
 Residential...........  $443     1.11%    59.46%    $405     1.00%    59.38%
 Construction..........    25     1.50      2.51       21     1.25      2.48
 Commercial............    94     1.25     11.13       75     1.00     10.95
 Acquisition and
   development.........     9     1.50      0.92       14     1.25      1.64
Commercial business
  loans................   129     1.55     12.39      101     1.25     11.83
Consumer and
  other loans..........   160     1.75     13.59      140     1.50     13.72
                         ----             ------     ----             ------
  Total allowance
    for loan losses....  $860             100.00%    $756             100.00%
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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2001, the Savings Bank's regulatory liquidity of 17.40% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in Item 6 herein and "REGULATION."

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

     The following table sets forth the composition of the Savings Bank's securities portfolio at the dates indicated.

                                               At December 31,
                                  --------------------------------------------
                                         2001                   2000
                                  --------------------   ---------------------
                                  Carrying  Percent of   Carrying   Percent of
                                    Value   Portfolio      Value    Portfolio
                                    -----   ---------      -----    ---------
                                               (Dollars in thousands)
Available for sale:
FHLMC stock....................... $    6      0.09%      $    6      0.10%
U.S. Government and
  agency obligations..............  4,000     57.91        3,992     64.00
Mortgage-backed securities........  2,075     30.04        1,394     22.35
                                   ------    ------       ------    ------
    Total available for sale......  6,081     88.04        5,392     86.45

Held to maturity:
FHLB stock........................    728     10.54          681     10.92
U.S. Government and
  agency obligations..............     --        --           --        --
Mortgage-backed securities........     98      1.42          164      2.63
                                   ------    ------       ------    ------
    Total held to maturity........    826     11.96          845     13.55
                                   ------    ------       ------    ------
Total............................. $6,907    100.00%      $6,237    100.00%
                                   ======    ======       ======    ======

     At December 31, 2001, the FHLMC stock had an estimated fair value of $377,000, the portfolio of U.S. Government and agency securities (both available-for-sale and held-to-maturity) had an aggregate estimated fair value of $4.1 million and the portfolio of mortgage-backed securities (both available-for-sale and held-to-maturity) had an estimated fair value of $2.2 million.

     At December 31, 2001, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues. At December 31, 2001, their amortized cost was $2.2 million and all had fixed-rates of interest. The mortgage-backed securities portfolio had coupon rates ranging from 6.0% to 8.5% and had a weighted average yield of 6.1% during the year ended December 31, 2001.

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

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 2001.


                               Less Than       Over One to    Over Five to     Over Ten
                               One Year        Five Years      Ten Years         Years
                             -------------   -------------   -------------   -------------
                             Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                             ------  -----   ------  -----   ------  -----   ------  -----
                                                    (Dollars in thousands)

Available for Sale:
FHLMC Stock.................  $  6   58.16%  $   --    --%   $   --     --%  $  --      --%
U.S. Government and
  agency obligations........    --      --    3,000  5.50       500   7.00     500    8.00
Mortgage-backed
  securities................    --      --       --    --     1,028   6.25   1,047    6.50

Held to Maturity:
FHLB Stock..................   728    6.81       --    --        --     --      --      --
U.S. Government and
  agency obligations........    --      --       --    --        --     --      --      --
Mortgage-backed
 securities.................    --      --       98  7.23        --     --      --      --




     The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments such as "forwards," "futures," "options" or "swaps.

     At December 31, 2001, the Savings Bank did not hold any "high risk mortgage securities" subject to OTS Thrift Bulletin Number 52. The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank's deposit mix and pricing is generally reviewed weekly. The Savings Bank does not accept brokered deposits but does accept deposits from municipalities and other public entities. At December 31, 2001, such public deposits amounted to $1.7 million. Substantially all of the Savings Bank's depositors are residents of the State of Tennessee.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 2001.

Weighted
Average                                                             Percentage
Interest                                                             of Total
Rate     Term      Checking and Savings Deposits    Amount  Minimum  Deposits
----     ----      -----------------------------    ------  -------  --------

1.80%    --          NOW accounts                  $ 8,023   $  500    11.83%
1.94     --          Savings accounts                8,352       10    12.32
2.09     --          Money market deposit            2,093    1,000     3.09

                     Certificates of Deposit
                     -----------------------

2.18     3 month     Fixed-term, fixed-rate            677    1,000     1.00
3.23     6 month     Fixed-term, fixed-rate          7,315    1,000    10.79
4.47     12 month    Fixed-term, fixed-rate         21,515      500    31.73
6.24     18 month    Fixed-term, fixed rate          5,177      500     7.63
5.70     2 year      Fixed-term, fixed-rate          4,188      500     6.17
5.28     3 year      Fixed-term, fixed-rate          3,008      500     4.43
5.68     4 year      Fixed-term, fixed-rate          1,830      500     2.70
5.61     5 year      Fixed-term, fixed-rate          2,696      500     3.98
5.46     18 month    Fixed-term, fixed-rate IRA      2,413       10     3.56
2.45     18 month    Fixed-term, variable-rate IRA     526       10     0.77
                                                   -------            ------
                               Total               $67,813            100.00%
                                                   =======            ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2001. Jumbo certificates of deposit require minimum deposits of $100,000.

                Maturity Period            Certificates of Deposit
                ---------------            -----------------------
                                                (In thousands)

                Three months or less..............  $ 2,859
                Over three through six months.....    4,674
                Over six through twelve months....    3,562
                Over twelve months................    2,079
                                                    -------
                   Total..........................  $13,174
                                                    =======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                               At December 31,
                             ------------------------------------------------
                                            2001                 2000
                             -----------------------------   ----------------
                                      Percent                         Percent
                                        of      Increase                 of
                             Amount    Total    (Decrease)   Amount    Total
                             ------    -----    ----------   ------    -----
                                            (Dollars in thousands)
Non-interest bearing
  demand accounts........... $8,032    10.59%     $2,035     $5,997     9.26%
NOW accounts................  8,023    10.58       1,589      6,434     9.93
Savings accounts............  8,352    11.01       1,937      6,415     9.90
Money market deposit
  accounts..................  2,093     2.76         149      1,944     3.00

Fixed-rate certificates
which mature:
  Within 1 year............. 40,277    53.10       7,784     32,493    50.16
  After 1 year, but
    within 2 years..........  5,102     6.73      (3,898)     9,000    13.90
  After 2 years, but
    within 3 years..........  2,141     2.82         756      1,385     2.14
  After 3 years but
    within 4 years..........    786     1.04          17        769     1.19
  After 4 years but
    within 5 years..........  1,039     1.37         700        339     0.52
                            -------   ------     -------    -------   ------
       Total................$75,845   100.00%    $11,069    $64,776   100.00%
                            =======   ======     =======    =======   ======

Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                           At December 31,
                                       ---------------------
                                         2001          2000
                                         ----          ----
                                           (In thousands)

              1.01 - 2.00%............ $   185       $    --
              2.01 - 3.00%............   6,408            --
              3.01 - 4.00%............   6,897            --
              4.01 - 5.00%............  16,837         2,830
              5.01 - 6.00%............   8,625         9,561
              6.01 - 7.00%............  10,388        31,590
              7.01 - 8.00%............       5             5
                                       -------       -------
              Total................... $49,345       $43,986
                                       =======       =======

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                      Amount Due
                    ------------------------------------------------
                                                                      Percent
                    Less                                              of Total
                    Than                                               Certi-
                    One     1-2      2-3      3-4    After 4           ficate
                    Year   Years    Years    Years    Years    Total  Accounts
                    ----   -----    -----    -----    -----    -----  --------
                                       (Dollars in thousands)

1.01 - 2.00%..... $   185  $   --  $   --    $  --    $  --   $   185    0.37%
2.01 - 3.00%.....   5,977     431      --       --       --     6,408   12.99
3.01 - 4.00%.....   5,315   1,004     377      122       79     6,897   13.98
4.01 - 5.00%.....  13,950   1,634     447       53      753    16,837   34.12
5.01 - 6.00%.....   5,936   1,154   1,013      321      201     8,625   17.48
6.01 - 7.00%.....   8,913     879     305      285        6    10,388   21.05
7.01 - 8.00%.....      --      --      --        5       --         5    0.01
                  -------  ------  ------     ----   ------   -------  ------
Total............ $40,276  $5,102  $2,142     $786   $1,039   $49,345  100.00%
                  =======  ======  ======     ====   ======   =======  ======

Savings Activities

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                        Year Ended December 31,
                                        -----------------------
                                          2001         2000
                                          ----         ----
                                            (In thousands)

             Beginning balance...........$64,776     $57,455
             Net increase (decrease)
              before interest credited...  8,820       5,218
             Interest credited ..........  2,249       2,103

             Net increase in savings
              deposits................... 11,069       7,321
                                         -------     -------
             Ending balance..............$75,845     $64,776
                                         =======     =======

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Cincinnati are typically secured by the Savings Bank's first mortgage loans. At December 31, 2001, the Savings Bank had $3.0 million of borrowings from the FHLB-Cincinnati at a weighted average rate of 5.63%. Such borrowings have contractual maturities through the year ending December 31, 2010 and are secured by a blanket lien on $3.8 million of one- to four-family residential real estate loans and by FHLB-Cincinnati stock with a carrying value of $727,500 at December 31, 2001. See Note 8 of Notes to Consolidated Financial Statements contained in Item 7 herein.

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

     The following tables set forth certain information regarding borrowings by the Savings Bank at the end of and during the periods indicated.

                                              At December 31,
                                             -----------------
                                             2001         2000
                                             ----         ----
                                           (Dollars in thousands)

FHLB-Cincinnati advances outstanding....... $3,000       $7,500

Weighted average rate paid on
  FHLB-Cincinnati advances ................   5.63%        6.07%

Maximum amount of FHLB-Cincinnati
  advances at any month end ...............  6,500        7,500

Approximate average FHLB-Cincinnati
  advances outstanding ....................  4,800        5,850

Approximate weighted average rate paid on
  FHLB-Cincinnati advances.................   5.50%        5.30%

-------------
(1) Computed using the weighted rates of each individual transaction.

Trust Department

     The OTS granted trust powers to the Savings Bank on July 14, 1998. The Savings Bank is one of the few banks in its primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Savings Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs"). At December 31, 2001, trust assets under management totalled approximately $69.5 million.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended December 31, 2001 was $26,974.

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB-Cincinnati,, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Savings Bank, as a member of the FHLB-Cincinnati is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Savings Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $727,500 at December 31, 2001.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

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

     The FDIC has adopted a risk-based system for assessing deposit insurance premiums. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing

Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about
2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     At December 31, 2001, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Savings Bank met the test and its QTL percentage was 84.3%.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, the Savings Bank had tangible capital of $8.6 million, or 9.8% of adjusted total assets, which is approximately $7.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2001, the Savings Bank had core capital equal to $8.6 million, or 9.8% of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On December 31, 2001, the Savings Bank had total risk-based capital of approximately $9.6 million, including $8.6 million in core capital and $1.0 million in qualifying supplementary capital, and risk-weighted assets of $58.1 million, or total capital of 16.5% of risk-weighted assets. This amount was $2.6 million above the 8% requirement in effect on that date.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Savings Bank's limit on loans to one borrower was $1.3 million. At December 31, 2001, the Savings Bank's largest single loan to one borrower was $600,000, which was performing according to its original terms.

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

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings association.

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

Audits

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 9 of Notes to Consolidated Financial Statements contained in Item 7 herein.

Personnel

     As of December 31, 2001, the Savings Bank had 34 full-time and 10 part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     At December 31, 2001, the net book value of the Savings Bank's premises and equipment totaled $1.9 million.

     The Savings Bank's main office consists of two buildings which are located at 306 West Main Street, McMinnville, Tennessee. The Savings Bank's operations are conducted at one of the buildings, which opened in 1969, and consists of 7,140 square feet. An ATM is installed at this building. The other building houses the Savings Bank's Trust and Operations Center, which opened in fiscal 2000 and consists of 8,960 square feet. The Savings Bank owns the buildings and real estate.

     On March 10, 1997, the Savings Bank opened a 1,560 square foot branch office at 1017 New Smithville Highway, McMinnville, Tennessee. The Savings Bank owns the building and real estate. An ATM also is installed at this location.

     At December 31, 2001, the Savings Bank also operated two proprietary ATM's at the Country Club Market and Power's Four Lane Market near McMinnville, Tennessee. In March 2002, the ATM at the County Club Market was closed.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol of "SCYT". As of December 31, 2001, there were approximately 237 stockholders of record and 426,534 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 19,204 and treasury stock of 18,104). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. To date, the Company has not established a policy of paying regular cash dividends.

     The following table sets forth market price range of the Company's common stock for the four quarters of fiscal 1999, 2000, and 2001.

                               High     Low    Dividends
Fiscal 1999                    ----     ---    ---------
First Quarter                 18.000   16.250     N/A
Second Quarter                16.875   15.000     N/A
Third Quarter                 15.750   15.500     .25/share
Fourth Quarter                15.750   15.500     N/A

Fiscal 2000
First Quarter                 16.000   15.500     N/A
Second Quarter                15.500   15.250     .275/share
Third Quarter                 15.250   13.000     N/A
Fourth  Quarter               15.500   13.500     N/A

Fiscal 2001
First Quarter                 13.875   13.875     N/A
Second Quarter                16.500   13.750     .30/share
Third Quarter                 17.950   16.500     N/A
Fourth Quarter                17.620   16.650     N/A


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

General

     Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto contained in Item 7 herein.

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

Interest Rate Sensitivity of Net Portfolio Value

     The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV") as of December 31, 2001, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management of the Bank may take to counter the effect of the interest rate movements.

                                                      Net Portfolio as % of
Basis                 Net Portfolio Value           Portfolio Value of Assets
Point ("bp")   ---------------------------------    --------------------------
Change         $ Amount   $ Change(1)   % Change    NPV Ratio(2)     Change(3)
------         --------   -----------   --------    ------------     ---------
                              (Dollars in thousands)

+300 bp        $ 13,573      $ 262          2%         14.77%          52 bp
+200 bp          13,587        276          2%         14.70%          44 bp
+100 bp          13,500        189          1%         14.52%          27 bp
   0 bp          13,311                                14.25%
-100 bp          13,025       -286         -2%         13.89%         -36 bp
-200 bp          See (4)
-300 bp          See (4)

==============================================================================
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
(4) Due to low market rate environment in 2001, OTS rate shock information was not calculated.
==============================================================================

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

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's primary investing activity is loan originations. The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 2001, the Bank's liquidity ratio was 17.40%, which was in excess of the OTS required ratio of 4.0%. At December 31, 2001, there were no material commitments for capital expenditures and the Bank had unfunded loan commitments of approximately $5.0 million and outstanding commercial letters of credit of $554,000. At December 31, 2001, management had no knowledge of any trends, events or uncertainties that will have or are likely to have material effects on the liquidity, capital esources or operations of the Bank. Further, at December 31, 2001, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

Comparison of Financial Condition at December 31, 2001 and 2000

     Total assets increased $7.1 million to $88.5 million at December 31, 2001 from $81.4 million at December 31, 2000. Loans receivable, net, decreased $700,000 from $66.7 million at December 31, 2000 to $66.0 million at December 31, 2001 as a result of a decrease in mortgage loans of $800,000, an increase in commercial business loans of $300,000 and a decrease in consumer loans of $200,000. Deposits increased $11.0 million from $64.8 million at December 31, 2000 to $75.8 million at December 31, 2001. The increase is primarily attributable to an increase in personal checking accounts and certificates of deposit. Stockholders' equity increased $800,000 to $9.3 million at December 31, 2001 from $8.5 million at December 31, 2000.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

     Net Income. Net income for the year ended December 31, 2001 was $857,000 compared to $804,000 for the year ended December 31, 2000. This $53,000 increase was primarily a result of the increase in net interest income from loans receivable and non-interest income offset to a lesser degree by an increase in other expenses.

     Net Interest Income. Net interest income after provision for loan losses for the year ended December 31, 2001 increased $78,000, or 2.7%, to $3.0 million from $2.9 million for the year ended December 31, 2000 as a result of an increase in total interest income that more than offset an increase in total interest expense. Total interest income increased $233,000, or 3.7%, to $6.5 million for the year ended December 31, 2001 from $6.2 million a year earlier primarily as a result of an increase in the average balance of loans receivable, net. Interest expense increased $163,000, or 5.2%, to $3.3 million for the year ended December 31, 2001 from $3.1 million a year earlier primarily as a result of an increase in the average balance of deposits which were used to fund loan demand and investments.

     Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses decreased $9,000, or 5.0%, to $171,000 for the year ended December 31, 2001 from $180,000 a year earlier. Management deemed the allowance for loan losses adequate at December 31, 2001.

     Non Interest Income. Non interest income increased $303,000, or 30.8%, to $1.3 million for the year ended December 31, 2001 from $987,000 for the year ended December 31, 2000. Service charges, commissions, and fees increased $45,000 to $382,000 in fiscal 2001 from $337,000 in fiscal 2000 primarily as a result of an increase in service charges on checking accounts. Gain on sale of loans increased $252,000 to $339,000 in fiscal 2001 from $87,000 in fiscal 2000 as a result of an increase in loan originations caused by the low interest rate environment. Trust service fees decreased $22,000 to $441,000 in fiscal 2001 from $463,000 in fiscal 2000 as a result of a decline in market value of assets caused by a decline in the stock market.

     Other Expenses. Other expenses increased $293,000, or 11.1%, to $2.9 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. Compensation and benefits increased $105,000 to $1.4 million in fiscal 2001 from $1.3 million in fiscal 2000 as a result of hiring additional personnel and annual salary increases. Occupancy and equipment expense increased $31,000 to $322,000 in fiscal 2001 from $291,000 in fiscal 2000 as a result of increased depreciation expense. Data processing and trust service fees increased $34,000 to $393,000 in fiscal 2001 from $359,000 in fiscal 2000 as a result of offering additional services. Other expenses increased $97,000 to $609,000 in fiscal 2001 from $512,000 in fiscal 2000 primarily as a result of increased office and stationary expenses, expenses related to other real estate owned, and other increased costs resulting from an increase in assets.

     Income Tax Expense. Income tax expense increased $36,000, or 7.3%, to $529,000 for the year ended December 31, 2001 compared to $493,000 a year earlier, which was a result of higher earnings without a corresponding increase in expenses.

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


                               At                 Year Ended December 31,
                           December 31, ------------------------------------------------------------
                              2001                   2001                            2000
                              ----      -----------------------------    ---------------------------
                                                   Interest                        Interest
                             Yield/     Average       and      Yield/    Average      and      Yield/
                              Cost      Balance    Dividends    Cost     Balance   Dividends    Cost
                              ----      -------    ---------    ----     -------   ---------    ----
                                                        (Dollars in thousands)
Interest-earning assets:
 Loans receivable            7.92%      $68,603      $6,005     8.75%    $63,581    $5,770      9.08%
 Mortgage-backed securities  6.08         1,577          98     6.21       1,723       115      6.79
 Investment securities       5.67         5,643         324     5.74       4,828       309      6.40
 FHLB stock                  5.55           705          48     6.81         657        48      7.31
                            -----       -------      ------    -----     -------    ------     -----
   Total interest
     earning assets          7.72        76,528       6,475     8.46      70,789     6,242      8.82

Noninterest-earning assets                8,380                            5,984
                                        -------                          -------
   Total assets                          84,908                           76,773
                                        =======                          =======

Interest-bearing liabilites:
 Passbook, NOW and Money
  Market Accounts            1.83        16,407         405     2.47      14,193       423      2.98
  Certificates of deposit    4.66        47,207       2,609     5.53      41,472     2,382      5.74
                            -----       -------      ------    -----     -------    ------     -----
   Total deposits            4.17        63,614       3,014     4.74      55,665     2,805      5.04

FHLB advances                5.63         4,800         264     5.50       5,850       310      5.30
                            -----       -------      ------    -----     -------    ------     -----
Total interest-
  bearing liabilities        4.24        68,414       3,278     4.79      61,515     3,115      5.06
                                        -------      ------              -------    ------
Noninterest-bearing
 liabilities                              7,610                            7,249
                                        -------                          -------
   Total liabilities                     76,024                           68,764
Equity                                    8,884                            8,009
                                        -------                          -------
   Total liabilities
     and equity                         $84,908                          $76,773
                                        =======                          =======
Net interest income                                  $3,197                         $3,127
                                                     ======                         ======
Interest rate spread         3.48%                              3.67%                           3.76%
                            =====                              =====                           =====

Net interest margin                                             4.18%                           4.07%
                                                               =====                           =====

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                                                  111.86%                         115.08%
                                                              ======                          ======


Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on the net interest income of the Bank.  Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume
(changes in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).

                                   Year Ended December 31,           Year Ended December 31,
                                    2001 Compared to Year             2000 Compared to Year
                                   Ended December 31, 2000           Ended December 31, 1999
                                     Increase (Decrease)               Increase (Decrease)
                                            Due to                            Due to
                               -------------------------------    -------------------------------
                                                 Rate/                              Rate/
                               Rate    Volume    Volume    Net    Rate    Volume    Volume    Net
                               ----    ------    ------    ---    ----    ------    ------    ---
                                                          (In thousands)
Interest-earning assets:
  Loans receivable (1)        $(210)     $450     $(17)    $223    $151     $672      $21      $844
  Mortgage-backed and
   related securities           (10)      (10)       1      (19)      4      (28)      (1)      (25)
  Investment securities         (32)       52       (5)      15       1       51        1        53
  Other interest-earning
   assets                        (3)        4        -        1       2        3        -         5
                              -----      ----     ----     ----    ----     ----     ----      ----
Total net change in
  income on interest-
  earning assets               (255)      496      (21)     220     158      698       21       877
                              -----      ----     ----     ----    ----     ----     ----      ----

Interest-bearing liabilities:
  Passbook, NOW and
   money market
   accounts                     (72)       66      (11)     (17)      -       63        -        63
  Certificates of deposits      (88)      330      (12)     230     208      223       24       455
  FHLB advances                  12       (56)      (2)     (46)     17      (15)      (1)        1
                              -----      ----     ----     ----    ----     ----     ----      ----

Total net change in
  expense on
  interest-bearing
  liabilities                  (148)      340      (25)     167     225      271       23       519
                              -----      ----     ----     ----    ----     ----     ----      ----
Net increase (decrease)
  in net interest income      $(107)     $156     $  4     $ 53    $(67)    $427     $ (2)     $358
                              =====      ====     ====     ====    ====     ====     ====      ====

====================================================================================================

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

Impact of Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS no. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

     An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

Item 7.  Financial Statements
-----------------------------

                                                                      Page
                                                                      ----
     Independent Auditors Report*....................................  40
     Consolidated Statements of Financial Condition as
          of December 31, 2001 and 2000..............................  41
     Consolidated Statements of Income for the Years Ended
          December 31, 2001 and 2000.................................  42
     Consolidated Statements of Cash Flows For the Years
          Ended December 31, 2001 and 2000...........................  43
     Consolidated Statements of Stockholders' Equity For
          the Years Ended December 31, 2001 and 2000.................  44
     Notes to Consolidated Financial Statements......................  45

     * All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained herein.

            [Housholder, Artman and Associates, P.C. Letterhead]

                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
 Board of Directors of
 Security Bancorp, Inc.
  and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Security Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Housholder, Artman and Associates, P.C. Letterhead

January 24, 2002

                     SECURITY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         DECEMBER 31, 2001 AND 2000

                                                2001            2000
                                           -------------    -------------
         ASSETS

Cash and cash equivalents                  $ 12,060,908     $  5,068,907
Investment securities:
  Available-for-sale, at fair value           4,445,632        4,385,060
Mortgage-backed securities:
  Available-for-sale, at fair value           2,102,759        1,386,074
  Held-to-maturity, at amortized cost -
    fair value of $101,312 (2001) and
    $164,701 (2000)                              98,167          164,633
Loans receivable, net                        66,056,394       66,729,917
Interest receivable, net                        622,812          682,882
Premises and equipment, net                   1,917,499        1,805,717
Real estate owned, net                          186,721          138,100
Federal Home Loan Bank stock, at cost           727,500          680,600
Other assets                                    309,382          319,100
                                           -------------    -------------
     Total assets                          $ 88,527,774     $ 81,360,990
                                           =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                 $ 75,845,436     $ 64,776,331
  Federal Home Loan Bank advances             3,000,000        7,500,000
  Advances from borrowers for property
    taxes and insurance                          46,882           52,650
  Federal income taxes deferred and payable     182,233          207,705
  Accrued expenses and other liabilities        196,476          313,249
                                           -------------    -------------
     Total liabilities                       79,271,027       72,849,935

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    authorized and unissued 250,000 shares
  Common stock, $.01 par value, 3,000,000
    shares authorized ; 436,425 shares
    issued and outstanding                        4,364            4,364
  Additional paid-in capital                  4,173,389        4,161,780
  Unallocated ESOP shares                      (191,629)        (232,257)
  Retained earnings                           5,272,716        4,541,195
  Accumulated other comprehensive income        286,040          230,392
  Treasury stock, at cost (18,096 and
    11,521 shares)                             (288,133)        (194,419)
                                           -------------    -------------
     Total stockholders' equity               9,256,747        8,511,055
                                           -------------    -------------

Total liabilities and stockholders' equity $ 88,527,774     $ 81,360,990
                                           =============    =============

The accompanying notes are an integral part of these statements.

                     SECURITY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                 2001             2000
                                             ------------      ------------

Interest income:
  Loans receivable                           $ 6,005,138       $ 5,770,255
  Investment securities                          379,691           414,133
  Interest on overnight funds sold                90,590            58,072
                                             ------------      ------------
    Total interest income                      6,475,419         6,242,460

Interest expense:
  Deposits                                     3,014,076         2,805,371
  Federal Home Loan Bank advances                264,174           309,772
                                             ------------      ------------
    Total interest expense                     3,278,250         3,115,143
                                             ------------      ------------

    Net interest income                        3,197,169         3,127,317

Provision for loan losses                        171,445           180,000
                                             ------------      ------------
  Net interest income after provision
    for loan losses                            3,025,724         2,947,317
                                             ------------      ------------
Other income:
  Deposit service charges and fees               382,124           337,409
  Trust service fees                             440,996           462,587
  Gain on sale of loans                          338,736            86,531
  Loan servicing fees                             72,888            68,069
  Other                                           55,250            31,916
                                             ------------      ------------
     Total other income                        1,289,994           986,512

Other expenses:
  Compensation and benefits                    1,371,647         1,266,904
  Occupancy and equipment expenses               321,885           291,128
  Data processing and trust service expenses     392,873           358,510
  Federal and other insurance premiums            42,159            40,172
  Advertising                                     61,182            54,595
  Legal and professional fees                    130,088           113,214
  Other expenses                                 609,441           512,015
                                             ------------      ------------
     Total other expenses                      2,929,275         2,636,538
                                             ------------      ------------

Income before income tax expense               1,386,443         1,297,291
Income tax expense                               528,961           493,109
                                             ------------      ------------
Net income                                       857,482           804,182

Other comprehensive income:
  Net changes in unrealized appreciation
    of available for sale securities and
    loans net of tax of $34,108 in 2001
    and $125,966 in 200                           55,648           205,523
                                             ------------      ------------
Comprehensive income                         $   913,130       $ 1,009,705
                                             ============      ============
Basic earnings per share                     $      2.13       $      2.01
Diluted earnings per share                   $      2.13       $      2.01


The accompanying notes are an integral part of these statements.

                    SECURITY BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               2001               2000
                                           ------------       ------------
Cash flows from operating activities:
  Net Income                               $   857,482        $   804,182
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              117,539             95,529
    Dividend on FHLB stock                     (46,900)           (47,600)
    Provision for loan losses                  171,445            180,000
    (Increase) decrease in interest
      receivable                                60,070           (159,819)
    (Increase) decrease in other assets          9,718            (71,833)
    Increase (decrease) in accrued
      liabilities                             (116,773)            17,457
    Increase (decrease) in income
      taxes payable                            (59,000)            44,705
    Increase (decrease) in deferred
      taxes payable                             33,528             80,966
    Sale of mortgage loans held for sale    14,766,000          3,036,227
    Originations of mortgage loans
      held for sale                        (14,467,000)        (2,817,549)
    Amortization of premiums on
      investments                               (6,989)            (6,469)
    Release of ESOP shares                      40,628             37,735
    Compensation earned under MRP               56,270             50,085
                                           ------------       ------------
    Total adjustments                          558,536            439,434
                                           ------------       ------------
  Net cash provided by operating
    activities                               1,416,018          1,243,616
Cash flows from investing activities:
  Loan originations                        (42,115,000)       (32,754,000)
  Loan principal repayments                 42,131,357         25,814,323
  Purchase of available for sale
    investments securities                  (4,000,000)              -
  Proceeds from available for sale
    investment securities                    4,000,000               -
  Purchases of available for sale
    mortgage-backed securities              (1,053,251)              -
  Proceeds from available for sale
    mortgage-backed securities                 338,632            182,362
  Proceeds from maturities and
  repayments of:
    Held to maturity mortgage-backed
      securities                                66,466             70,952
  Cash payments for the purchase of
    property                                  (229,321)          (593,426)
  Proceeds from sale of foreclosed
    real estate                                138,100            137,773
                                           ------------       ------------
  Net cash provided (used) by
    investing activities                      (723,017)        (7,142,016)
Cash flows from financing activities:
  Net increase (decrease) in deposit
    accounts                                11,069,105          7,321,489
  Proceeds (repayment) of FHLB advances     (4,500,000)           700,000
  Net increase (decrease) in escrow
    accounts                                    (5,770)           (11,874)
  Paid-in capital increase ESOP and
    MRP shares earned                           11,609             18,192
  Dividends paid                              (125,960)          (111,647)
  Treasury stock purchased                    (149,984)              -
                                           ------------       ------------
  Net cash provided by financing
    activities                               6,299,000          7,916,160
                                           ------------       ------------
Net increase in cash and equivalents         6,992,001          2,017,760
Cash and equivalents, beginning of year      5,068,907          3,051,147
                                           ------------       ------------
Cash and equivalents, end of year          $12,060,908        $ 5,068,907
                                           ============       ============

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest expense                     $ 3,293,489        $ 3,111,935
      Income Tax                               558,900            416,000

The accompanying notes are an integral part of these statements.


                               SECURITY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             Accumu-
                                                                             lated
                                                        Unallo-              Other                 Total
                         Common Stock     Additional    cated                Compre-               Stock-
                      -----------------    Paid-in       ESOP     Retained   hensive   Treasury   holder's
                       Shares    Amount    Capital      Shares    Earnings   Income     Stock      Equity
                      -------  --------  ----------   ---------  ----------  -------- ---------  ----------
Balances, December
31, 1999              436,425  $  4,364  $4,143,588   $(269,992) $3,848,660  $ 24,869 $(244,504) $7,506,985
 ESOP shares earned      -         -         22,274      37,735        -         -         -         60,009
 Allocation of earned
  MRP stock              -         -         (4,082)       -           -         -       50,085      46,003
 Cash dividends
  declared ($0.275
  per share)             -         -           -           -       (111,647)     -         -       (111,647)

Comprehensive income:
 Net income              -         -           -           -        804,181      -         -        804,181
 Other comprehensive
  income:
   Net change in
    unrealized
    gains on
    securities
    available-
    for-sale, net
    of taxes             -         -           -           -           -      205,523      -        205,523

                      -------  --------  ----------   ---------  ----------  -------- ---------  ----------
Balances, December 31,
2000                  436,425     4,364   4,161,780    (232,257)  4,541,194   230,392  (194,419)  8,511,054
 ESOP shares earned      -         -         19,879      40,628        -         -         -         60,507
 Allocation of earned
  MRP stock              -         -         (8,270)       -           -         -       56,271      48,001
 Cash dividends
  declared ($0.30
  per share)             -         -           -           -       (125,960)     -         -       (125,960)
 Treasury stock
  purchased              -         -           -           -           -         -     (149,985)   (149,985)

Comprehensive income:
 Net income              -         -           -           -        857,482      -         -        857,482
 Other comprehensive
  income:
   Net change in
   unrealized
   gains/(losses)
   on securities
   available-for-
   sale, net
   of tax                -         -           -           -           -       55,648      -         55,648
                      -------  --------  ----------   ---------  ----------  -------- ---------  ----------
Balances, December 31,
2001                  436,425  $  4,364  $4,173,389   $(191,629) $5,272,716  $286,040 $(288,133) $9,256,747
                      =======  ========  ==========   =========  ==========  ======== =========  ==========

The accompanying notes are an integral part of these statements.


                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -

The consolidated financial statements as of December 31, 2001 and 2000 and the years then ended, include the accounts of Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Security Federal Savings Bank of McMinnville, Tennessee (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Nature of Business
------------------

The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate and other loans located primarily in Warren County, Tennessee. At December 31, 2001, the Bank operated two retail-banking offices in McMinnville, Tennessee. The Bank is subject to competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
-----------------------------------------

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statements of financial condition and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Outlined below are the accounting and reporting policies considered significant by the Company:

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less and money market funds to be cash equivalents. Cash and cash equivalents include interest-bearing deposits of $3,289,000 and $1,320,000 at December 31, 2001, and 2000, respectively.

Investment Securities
---------------------

The Company classifies its investments, including marketable equity securities, mortgage-backed securities, and mortgage-related securities, in one of three categories:

Trading Account Securities -

Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company did not hold any trading securities at December 31, 2001 or 2000.

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

Earnings Per Share
------------------

Basic income per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding during the year. Diluted income per share amounts were computed by dividing net income, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the treasury stock method.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

The components of other comprehensive income and related tax effects are as follows:

                                          Years Ended December 31,
                                             2001         2000
                                             ----         ----
Unrealized holding gains (losses)
 on loans available-for-sale               $ 1,524      $ 45,521
Unrealized holding gains (losses)
 on available-for-sale securities           88,232       285,968
                                           -------      --------
Net unrealized gains (losses)               89,756       331,489
Tax effect                                 (34,108)     (125,966)
                                           -------      --------
Net of tax amount                          $55,648      $205,523
                                           =======      ========

Disclosures Regarding Segments
------------------------------

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 without any impact on their consolidated financial statements as the chief operating decision maker reviews the results of operations of the Company and its subsidiary as a single enterprise.

Trust Department
----------------

Assets under management of the Bank's trust department are not included in these financial statements. The market value of assets under management by the trust department as of December 31, 2001 and 2000 were $69,522,000 and $70,553,000, respectively.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

Investment securities have been classified according to management intent. The amortized cost of securities and their approximate fair values are as follows:

Securities available-for-sale:

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
December 31, 2001              Cost         Gains        Losses      Value
-----------------              ----         -----        ------      -----
U. S. Government and
 Federal agencies           $4,000,000    $ 68,600     $    -     $4,068,600
FHLMC stock                      5,650     371,382          -        377,032
                            ----------    --------     ---------  ----------
                             4,005,650     439,982          -      4,445,632
Mortgage-backed securities   2,075,071      27,688          -      2,102,759
                            ----------    --------     ---------  ----------
                            $6,080,721    $467,670     $    -     $6,548,391
                            ==========    ========     =========  ==========
December 31, 2000
-----------------
U. S. Government and
 Federal agencies           $3,992,138    $   -        $   4,143  $3,987,995
FHLMC stock                      5,650     391,414          -        397,064
                            ----------    --------     ---------  ----------
                             3,997,788     391,414         4,143   4,385,059
Mortgage-backed securities   1,393,909        -            7,835   1,386,074
                            ----------    --------     ---------  ----------
                            $5,391,697    $391,414     $  11,978  $5,771,133
                            ==========    ========     =========  ==========

Securities held-to-maturity:

December 31, 2001
-----------------
Mortgage-backed securities  $   98,167    $  3,145     $    -     $  101,312
                            ----------    --------     ---------  ----------
                            $   98,167    $  3,145     $    -     $  101,312
                            ==========    ========     =========  ==========

December 31, 2000
-----------------
Mortgage-backed securities  $  164,633    $     68     $    -     $  164,701
                            ----------    --------     ---------  ----------
                            $  164,633    $     68     $    -     $  164,701
                            ==========    ========     =========  ==========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 2 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

The fair value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                               December 31, 2001        December 31, 2000
                              --------------------     -------------------
                              Amortized      Fair      Amortized      Fair
                                Cost         Value       Cost        Value
                                ----         -----       ----        -----
Available-for-sale:

FHLMC stock                 $    5,650   $   377,032   $    5,650   $  397,064
Due in one year or less           -             -            -            -
Due after one year through
  five years                 3,000,000     3,022,821    2,992,138    2,976,585
Due after five years
  through ten years          1,527,632     1,569,332    1,194,170    1,193,886
Due after ten years          1,547,439     1,579,206    1,199,739    1,203,598
                            ----------    ----------   ----------   ----------
                            $6,080,721    $6,548,391   $5,391,697   $5,771,133
                            ==========    ==========   ==========   ==========
Held-to-maturity:

Due in one year or less     $     -       $     -      $     -      $     -
Due after one year
  through five years            98,167       101,312       98,865       98,031
Due after ten years               -             -          65,768       66,670
                            ----------    ----------   ----------   ----------
                            $   98,167    $  101,312   $  164,633   $  164,701
                            ==========    ==========   ==========   ==========

At December 31, 2001 and 2000, $2,586,000 and $2,600,000 of securities were pledged as collateral for deposits.

There were no investment securities sales in 2001 or 2000 and therefore, no resulting financial gains or losses.

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31, 2001 and 2000 are summarized as follows:

                                                     December 31,
                                                2001            2000
                                                ----            ----
First mortgage loans:
  Secured by one-to-four family residences  $39,728,331     $39,783,997
  Held for sale, at fair value                  329,445         626,577
  Secured by commercial real estate           7,497,861       7,453,428
  Real estate development loans                 617,777       1,119,089
  Construction loans                          1,694,592       1,683,746
                                            -----------     -----------
                                             49,868,006     $50,666,837
  Less:
    Undisbursed portion of construction
      loans                                    (430,230)       (550,779)
                                            -----------     -----------
  Total first mortgage loans                $49,437,776     $50,116,058

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 3 - LOANS RECEIVABLE (continued)
                                                     December 31,
                                                 2001             2000
                                                 ----             ----

Commercial business loans                     8,347,775        8,049,851

Consumer and other loans:
  Automobile                                  3,793,815        3,697,208
  Second mortgage and other                   3,387,747        3,664,121
  Unsecured
                                              1,970,602        1,972,920
                                            -----------      -----------
                                              9,152,164        9,334,249
                                            -----------      -----------
Subtotal all loans                           66,937,715       67,500,158
Less:  deferred loan fees                       (20,892)         (14,008)
  allowance for loan losses                    (860,429)        (756,233)
                                            -----------      -----------
                                            $66,056,394      $66,729,917
                                            ===========      ===========

Activity in the allowance for loan losses is as follows:

                                                     December 31,
                                                2001             2000
                                                ----             ----

Balance - beginning                          $  756,233       $  649,385
Provision charged to operations                 171,445          180,000
Loans charged off                              (105,286)         (90,695)
Recoveries                                       38,037           17,543
                                             ----------       ----------
Balance - ending                             $  860,429       $  756,233
                                             ==========       ==========

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", requires that the Bank establish a specific allowance on impaired loans and disclosure of the Bank's method of accounting for interest income on impaired loans. The Bank assesses loans delinquent more than 90 days for impairment. Such loans amounted to approximately $280,000 and $213,000 at December 31, 2001 and 2000, respectively, and had an average outstanding balance of approximately $300,000 and $131,000 for the years ended December 31, 2001 and 2000, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Bank has determined that specific allowances on these loans are not required.

Nonperforming loans for which interest has been reduced totaled approximately $90,000 and $85,000 at December 31, 2001 and 2000, respectively. The differences between interest income that would have been recorded under the original terms of such loans and the interest income actually recognized totaled $9,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively.

Commercial business loans consist primarily of unsecured business loans and loans secured by equipment and inventory. Other consumer loans include loans secured by deposit accounts.

                       SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 3 - LOANS RECEIVABLE (continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2001 and 2000 totaled $853,000 and $1,055,000, respectively.

The Bank's lending activity is concentrated with customers located in the city of McMinnville and Warren County, Tennessee area.

Loans held for sale totaled $335,760 and $634,416 at December 31, 2001 and 2000, respectively. The fair value of such loans were $329,445 and $626,577, respectively.

NOTE 4 - LOAN SERVICING

Mortgage loans serviced for Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $32,072,462 and $25,978,765 at December 31, 2001 and 2000, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $86,346 and $81,141 December 31, 2001 and 2000, respectively.

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                    December 31,
                                                 2001          2000
                                                 ----          ----

Investment securities                         $  54,551     $  67,156

Mortgage-backed securities                       11,492         8,706
Loans receivable                                556,769       607,020
                                              ---------     ---------
                                              $ 622,812     $ 682,882
                                              =========     =========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classification as follows:

                                                     December 31,
                                                  2001          2000
                                                  ----          ----

Land                                          $  675,500    $  515,500
Building                                       1,236,733     1,236,734
Furniture and equipment                          682,521       613,400
                                              ----------    ----------
                                               2,594,754     2,365,634
 Less:  accumulated depreciation                (677,255)     (559,917)
                                              ----------    ----------
                                              $1,917,499    $1,805,717
                                              ==========    ==========

Depreciation expense was $117,539 and $95,529 in 2001 and 2000, respectively.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 2001 and 2000 are summarized as follows:

                                                    December 31,
                                                 2001          2000
                                                 ----          ----

Demand deposits, noninterest-bearing         $ 8,032,561   $ 5,997,577
NOW and money market accounts -
 1.86% (2001) and 2.98% (2000)                10,116,193     8,377,903
Passbook accounts -
 1.94% (2001) and 2.98% (2000)                 8,351,922     6,414,946
                                             -----------   -----------
    Total Demand, NOW and Passbook Accounts   26,500,676    20,790,426

Certificates of deposit:
  1.01% to 2.00%                                 184,792          -
  2.01% to 3.00%                               6,408,436          -
  3.01% to 4.00%                               6,896,640          -
  4.01% to 5.00%                              16,837,406     2,830,124
  5.01% to 6.00%                               8,625,039     9,561,255
  6.01% to 7.00%                              10,387,378    31,589,457
  7.01% to 8.00%                                   5,069         5,069
                                             -----------   -----------
    Total certificates of deposit             49,344,760    43,985,905
                                             -----------   -----------
                                             $75,845,436   $64,776,331
                                             ===========   ===========

                                                    December 31,
Interest expense on deposits is as follows:      2001          2000
                                                 ----          ----

NOW and money market accounts                $   223,779   $   240,574
Passbook accounts                                181,632       181,342
Certificates of deposit                        2,608,665     2,383,455
                                             -----------   -----------
                                             $ 3,014,076   $ 2,805,371
                                             ===========   ===========

Certificate of deposit maturities are summarized below:

                            Average                  Average
Years Ending December 31,    Rate          2001        Rate          2000
-------------------------    ----          ----        ----          ----

2002                         4.67%     $40,276,784     6.22%     $32,492,786
2003                         4.75        5,102,339     6.44        8,999,675
2004                         5.30        2,141,304     5.82        1,384,867
2005                         5.65          785,965     5.91          769,394
2006 and thereafter          4.94        1,038,368     6.29          339,183
                             ----      -----------     ----      -----------
                             4.73%     $49,344,760     6.25%     $43,985,905
                             ====      ===========     ====      ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $13,174,000 and $9,821,000 at December 31, 2001 and 2000,
respectively. Deposit accounts in excess of $100,000 are not federally insured.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                2001             2000
                                                ----             ----

Short-term advances                          $     -         $2,500,000
Long-term advances                            3,000,000       5,000,000
                                             ----------      ----------
                                             $3,000,000      $7,500,000
                                             ==========      ==========

The short-term advances are due ninety days from issuance. Long-term advances at December 31, 2001 mature as follows:

                              Weighted
  Year Ending              Average Rate at
  December 31,            December 31, 2001          Amount
  ------------            -----------------          ------

      2010                      5.63%             $ 3,000,000
                                                  ===========

At December 31, 2001, the Bank's FHLB stock with a carrying value of $727,500 and residential real estate loans with outstanding balances totaling $3,750,000 were pledged under a blanket agreement as collateral for FHLB advances. At December 31, 2001, the total available borrowing capacity from the FHLB was $25,800,000.

NOTE 9 - INCOME TAX MATTERS

The Company files a consolidated federal income tax return. The Company and its subsidiary entered into a tax sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes of each corporation is computed on a separate company basis, subject to certain adjustments. Income tax expense (benefit) is summarized as follows:

                                                  2001         2000
                                                  ----         ----
Federal:
  Current                                       $438,192     $442,048
  Deferred                                         6,777      (27,278)
State:
  Current                                         82,796       82,772
  Deferred                                         1,196       (4,433)
                                                --------     --------
                                                $528,961     $493,109
                                                ========     ========

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAX MATTERS (continued)

A reconciliation of the actual income tax expense to the "expected" tax expense (computed by applying the federal statutory tax rate to earnings before income tax expense) is as follows:

                                         2001                   2000
                                    -------------------   -------------------
                                              Effective             Effective
                                    Amount    Tax Rate    Amount    Tax Rate
                                    ------    --------    ------    --------
Computed "expected" tax
 expense                           $471,374     34.0%    $441,079      34.0%
Increases (reductions) in tax
 resulting from:
  State income taxes, net of
   Federal income tax benefit        55,456      4.0       52,030       4.0
Other items, net                      2,131       .1         -           -
                                   --------     ----     --------      ----
     Income tax expense            $528,961     38.1%    $493,109      38.0%
                                   ========     ====     ========      ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of liabilities and assets for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax liabilities and assets are as follows:

                                                    December 31,
                                                2001           2000
                                                ----           ----
Deferred tax liabilities:
  Depreciation                               $  65,292      $  58,133
  Federal Home Loan Bank of
   Cincinnati stock dividend                   169,376        151,553
  Unrealized gain on available-
   for-sale securities and loans               175,315        141,208
  Mortgage servicing rights                     65,379         43,194
Deferred tax assets:
  Allowance for loan losses                   (259,931)      (212,764)
                                             ---------      ---------
        Net deferred tax liability           $ 215,431      $ 181,324
                                             =========      =========
At December 31, 2001 and 2000, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $504,000, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The unrecorded deferred income tax liability on the above amount was approximately $191,000 as of December 31, 2001. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank's effective tax rate would increase to the maximum percent under existing law.

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the OTS, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the following tables. On December 31, 2001, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital levels and ratios relative to its minimum capital requirements:

                                      As of December 31, 2001
                                      -----------------------
                               Actual Capital        Required Capital
                              ----------------       ----------------
                              Amount     Ratio       Amount     Ratio
                              ------     -----       ------     -----
OTS capital adequacy
  Tangible capital          $8,597,000    9.75%    $1,323,000    1.50%
  Core capital               8,597,000    9.75      2,647,000    3.00
  Risk-based capital         9,612,000   16.54      7,057,000    8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital    8,597,000    9.75      4,411,000    5.00
  Tier 1 risk-based capital  8,597,000   14.79      3,487,000    6.00
  Total risk-based capital   9,612,000   16.54      5,812,000   10.00

                                      As of December 31, 2000
                                      -----------------------
                               Actual Capital        Required Capital
                              ----------------       ----------------
                              Amount     Ratio       Amount     Ratio
                              ------     -----       ------     -----
OTS capital adequacy
  Tangible capital          $7,951,000    9.81%   $ 1,216,000    1.50%
  Core capital               7,951,000    9.81      2,432,000     3.00
  Risk-based capital         8,891,000   15.66      6,485,000     8.00
FDICIA regulations to be
 classified well-capitalized
  Tier 1 leverage capital    7,951,000    9.81      4,053,000     5.00

  Tier 1 risk-based capital  7,951,000   14.00      3,407,000     6.00
  Total risk-based capital   8,891,000   15.66      5,678,000    10.00

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

Subject to applicable law, the Board of Directors of the Bank and the Company may each provide for the payment of dividends. Future declaration of cash dividends, if any, by the Company may depend upon dividend payments by the Bank to the Company. Subject to regulations promulgated by the OTS, the Bank will not be permitted to pay dividends on its common stock if its stockholders' equity would be reduced below the amount required for the liquidation account or its capital requirement.

In addition, as a Tier I institution, or an institution that meets all of its fully phased-in capital requirements, the Bank may pay a cash dividend to the Company with prior notification to the OTS during a calendar year an amount not to exceed the greater of 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four quarter period. The Company paid cash dividends of $.30 and $.275 per share during the years ended December 31, 2001 and 2000, respectively.

During 2001, the company repurchased 9,861 shares of stock for a total cost of $149,985 for undesignated treasury stock. Treasury stock also includes stock repurchased for the Management Recognition Plan ("MRP") - See Note 13.

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

During June 1997, the Company issued a total of 34,914 shares to the ESOP at a total purchase price of $349,140. The purchase was made from the proceeds of a $349,140 loan from the Company, bearing interest at 8.50%. The loan will be repaid by contributions the Bank makes to the ESOP. In 2001 and 2000 the Bank recorded a charge to compensation and employee benefits expense of $53,699 and $52,582, respectively, related to the ESOP, including $19,879 and $14,847, respectively, related to the appreciation in the fair value of allocated ESOP shares. The loan will be repaid over a period of approximately six years, principally with funds from the Bank's future contributions to ESOP, subject to Internal Revenue Service limitations.

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

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 12 - RETIREMENT PLAN AND OTHER BENEFITS (continued)

At December 31, 2001, shares held in suspense to be released annually as the loan is paid down amounted to 19,204 shares. The fair value of unallocated ESOP shares was $326,468 at December 31, 2001. Any dividends on allocated ESOP shares are held in escrow for the participant, dividends on unallocated ESOP shares are used to repay the loan and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

Profit Sharing Plan -

The Bank's pension expense and contributions for 2001 and 2000 were $43,113 and $40,527, respectively, related to its 401(K) profit sharing plan. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Employer and employee contributions to the plan are discretionary. Any employer contributions vest on a graduated schedule from two to six years of service.

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

The following summarizes the activity in the Plan for the two years ended December 31, 2001:

                          Shares available  Options Shares   Weighted Average
                             for Grant        Outstanding     Exercise Price
                           --------------     -----------     --------------

December 31, 1999              6,547             37,095           $17.25
  Granted                     (4,364)             4,364            15.50
  Exercised                      -                  -                -
  Cancelled                      -                  -                -
                           --------------     -----------     --------------

December 31, 2000              2,183             41,459            17.06
  Granted                        -                  -                -
  Exercised                      -                  -                -
  Cancelled                      -                  -                -
                           --------------     -----------     --------------

December 31, 2001              2,183             41,459           $17.06
                           ==============     ===========     ==============

The following table summarizes information about stock options outstanding at December 31, 2001.

                 Options Outstanding                Options Exercisable
     --------------------------------------------   ---------------------
                              Weighted Average
     Exercise     Number    remaining contractual
      Price     Outstanding     life in years        Price       Number
     --------   -----------  -------------------    -------     --------

      $17.25      37,095            6.5             $17.25       22,257
       15.50       4,364            8.5              15.50          -
                  ------                                         ------
                  41,459                                         22,257
                  ======                                         ======

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN (continued)

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

                                       2001           2000
                                       ----           ----
Net income:
  As reported                       $857,482       $804,182
  Pro forma                          834,023        770,183
Earnings per share
  As reported:
    Basic                           $   2.13       $   2.01
    Diluted                             2.13           2.01
  Pro forma:
    Basic                               2.07           1.92
    Diluted                             2.07           1.92

The above disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on the reported pro forma net income for future years.

The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The Model incorporated the following assumptions for the grants issued in 2000.

                                         2000
                                         ----

Risk free interest rate                  6.00%
Expected life                            8 years
Expected volatility                      8.15%
Expected dividends                      $ .275

Management Recognition Plan ("MRP") -

The MRP serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. Shares of the Company's common stock awarded under the MRP vest equally over a five year period. Compensation expense related to those shares is recognized on a straight-line basis corresponding with the vesting period. Prior to vesting, each participant granted shares under the MRP may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares. On July 1, 1998, 14,839 shares were awarded but unearned to participants under the MRP. On September 9, 1998, the Company purchased 17,457 common shares in the open market to fund the MRP. These shares are held as part of treasury stock. On July 1, 2000, 1,746 shares were additionally awarded but unearned to participants under the MRP. During 2001 and 2000, 3,308 and 2,968 shares vested to participants in the MRP, and no shares were forfeited under the MRP. Total compensation expense associated with the MRP for the years ended December 31, 2001 and 2000 was $48,000 and $48,054, respectively.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

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

Financial Instruments with Off-Balance-Sheet Risk
 at December 31, 2001:
   Contractual commitments to extend credit             $4,996,790
   Commercial letters of credit                            554,000

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

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan, which have not been allocated to participant accounts are not assumed to be outstanding. Vested "out-of-the-money" stock options (22,257 shares as of December 31, 2001) have not been included in the diluted earnings per share since they are antidilutive. Vested "in-the-money" stock options (873 shares) have been included in diluted earnings per share for the current year - see Note 13.

The following are summaries of the amounts used in the per share calculations:

                                 For the Year Ended December 31, 2001
                             -----------------------------------------
                               Income         Shares         Per Share
                             (Numerator)   (Denominator)       Amount
                             -----------   -------------       ------
Earnings per share (EPS):
  Basic                        $857,482       402,051           $2.13
  Diluted                      $857,482       402,924           $2.13

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 15 - EARNINGS PER SHARE (EPS) (continued)

                               For the Year Ended December 31, 2000
                             -----------------------------------------
                               Income         Shares         Per Share
                             (Numerator)   (Denominator)       Amount
                             -----------   -------------       ------
Basic and Diluted
  Earnings per share (EPS)    $804,182        400,466          $2.01

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, as described in Note 1, are as follows:

                                         December 31, 2001
                                      --------------------------
                                        Carrying        Fair
                                        Amount          Value
                                      -----------    -----------
Financial assets:
  Cash and cash equivalents           $12,056,649    $12,056,649
  Investment securities                 4,445,631      4,445,631
  Mortgage-backed securities            2,200,926      2,204,071
  Loans receivable, net                66,056,394     67,755,215

Financial liabilities:
  Deposits                             75,845,436     76,882,397
  Federal Home Loan Bank advances       3,000,000      3,118,125


                                           December 31, 2000
                                      --------------------------
                                        Carrying        Fair
                                        Amount          Value
                                      -----------    -----------

Financial assets:
  Cash and cash equivalents            $5,068,907     $5,068,907
  Investment securities                 4,385,059      4,385,059
  Mortgage-backed securities            1,550,707      1,550,775
  Loans receivable, net                66,729,917     66,762,835

Financial liabilities:
  Deposits                             64,776,331     62,833,041
  Federal Home Loan Bank advances       7,500,000      7,334,250

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions.

The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amount presented herein.

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Security Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                December 31,
                                             2001           2000
                                             ----           ----
CONDENSED BALANCE SHEET

ASSETS
  Cash and cash equivalents             $  135,221     $   54,467
  ESOP note receivable                     191,629        232,257
  Investment in subsidiary               8,882,547      8,143,446
  Other assets                              71,350         68,350
                                        ----------     ----------
    Total Assets                        $9,280,747     $8,498,520
                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Accrued liabilities                   $   24,000     $   24,000
  Accrued income taxes                        -             1,200
  Stockholders' equity                   9,256,747      8,473,320
                                        ----------     ----------
    Total liabilities and
     stockholders' equity               $9,280,747     $8,498,520
                                        ==========     ==========

                                        Years Ended December 31,
                                            2001          2000
                                            ----          ----
CONDENSED STATEMENT OF INCOME

  Interest and dividend income          $   24,276     $   24,203
  Expenses                                  36,203         30,504
                                        ----------     ----------
    Income (loss) before equity
     in undistributed earnings
     of subsidiary and income taxes        (11,927)        (6,301)
  Equity in earnings of subsidiary         585,209        807,533
  Dividend income from subsidiary          280,000           -
                                        ----------     ----------
    INCOME BEFORE INCOME TAXES             853,282        801,232
  Income tax expense (credit)               (4,200)        (2,950)
                                        ----------     ----------
    NET INCOME                          $  857,482     $  804,182
                                        ==========     ==========

CONDENSED STATEMENT OF CASH FLOWS
  Cash flows from operating
   activities:
    Net income                            $857,482     $  804,182
    Adjustments to reconcile net
     income to net cash provided
     from operating activities:
      Equity earnings from subsidiary     (585,209)      (807,533)
      (Increase) decrease in accounts
        receivable                            -            67,299
      (Increase) decrease in prepaid
        expenses                            (4,199)          -
      Increase (decrease) in income
        taxes payable                         -           (20,950)
      Increase (decrease) in accrued
        liabilities                           -            19,641
                                        ----------     ----------
    NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                 (268,074)        62,639

                        SECURITY BANCORP, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (continued)

                                               December 31,
                                             2001           2000
                                             ----           ----

Cash flows from investing activities:
Investment in insurance stock                  -          (47,500)
                                          ---------    ----------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                       -          (47,500)

  Cash flows from financing activities:
    Acquisition of Treasury                (149,984)         -
    Proceeds from MRP treasury stock
      from subsidiary                        48,000        46,000
    Dividend paid                          (125,964)     (111,647)
    Principal collected on ESOP note
      receivable                             40,628        37,735
                                          ---------    ----------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                   (187,320)      (27,912)
                                          ---------    ----------

    NET INCREASE IN CASH AND CASH
     EQUIVALENTS                             80,754       (12,773)

Cash and cash equivalents at
 beginning of year                           54,467        67,240
                                          ---------    ----------
Cash and cash equivalents
  at end of year                          $ 135,221    $   54,467
                                          =========    ==========

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

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

                          Age at
                        December 31,
Name                       2001       Position
----                       ----       --------

Dr. R. Neil Schultz         65        Chairman of the Board
Joe H. Pugh                 45        President and Chief Executive Officer
Earl H. Barr                64        Treasurer and Secretary
Ray Talbert                 55        Executive Vice President, Commercial
                                        Loan Officer and Branch Manager
John W. Duncan              36        Vice President and Chief Financial
                                        Officer
Nita M. Baggett             61        Senior Vice President of Secondary
                                        Marketing
Kenneth D. Martin           51        Senior Vice President of Consumer
                                        Lending
Kenneth W. Smith            52        Senior Vice President of Trust/
                                        Investment Management

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

     Kenneth W. Smith has been employed by the Savings Bank since July 1998. Before joining the Savings Bank, he was employed as a Senior Vice President of Union Planters Bank, McMinnville, Tennessee. Mr. Smith is a member of the McMinnville Breakfast Rotary Club and serves as a board of director for the McMinnville Chamber of Commerce.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  Exhibits

          3.1    Charter of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on
                 Form SB-2 (333-6670))
          3.2    Bylaws of Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on
                 Form SB-2 (333-6670))
          10.1   Employment Agreement with Joe H. Pugh (incorporated by
                 reference to Exhibit 10(a) to the registrant's Quarterly
                 Report on Form 10-QSB for the quarterly period ended June 30,
                 1997)
          10.2   Severance Agreement with John W. Duncan  (incorporated by
                 reference to Exhibit 10(b) to the registrant's Quarterly
                 Report on Form 10-QSB for the quarterly period ended June 30,
                 1997)
          10.3   Severance Agreement with Ray Talbert (incorporated by
                 reference to Exhibit 10(c) to the registrant's Quarterly
                 Report on Form 10-QSB for the quarterly period ended June 30,
                 1997)
          10.4   Severance Agreement with Kenneth W. Smith (incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998)
          10.5   Severance Agreement with Shannon L. Haston (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998)
          10.6   Security Federal Savings Bank of McMinnville, TN 401(k) Plan
                 (incorporated by reference to Exhibit 10.4 to the
                 registrant's Registration Statement on Form SB-2 (333-6670))
          10.7   Security Federal Savings Bank of McMinnville, TN Employee
                 Stock Ownership Plan (incorporated by reference to Exhibit
                 10.5 to the registrants Annual Report on Form 10-KSB
                 for the year ended December 31, 1997)
          10.8   Security Bancorp, Inc. Management Recognition and Development
                 Plan (incorporated by reference to Exhibit A to the
                 registrant's Annual Meeting Proxy Statement dated March 16,
                 1998)
          10.9   Security Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit B to the registrant's Annual Meeting
                 Proxy Statement dated March 16, 1998)
          21     Subsidiaries of the Registrant
          23     Consent of Auditors

     (b)  Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 2001.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY BANCORP, INC.



Date: March 25, 2002                By: /s/Joe H. Pugh
                                        --------------------------------------
                                        Joe H. Pugh
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Joe H. Pugh                                     March 25, 2002
   ---------------------------------------------
   Joe H. Pugh
   President and Chief Executive Officer
   (Principal Executive Officer)

By:/s/John W. Duncan                                  March 25, 2002
   ---------------------------------------------
   John W. Duncan
   Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

By:/s/Dr. Raymond Neil Schultz                        March 25, 2002
   ---------------------------------------------
   Dr. Raymond Neil Schultz
   Chairman of the Board and Treasurer

By:/s/Earl H. Barr                                    March 25, 2002
   ---------------------------------------------
   Earl H. Barr
   Secretary and Director

By:/s/Donald R. Collette                              March 25, 2002
   ---------------------------------------------
   Donald R. Collette
   Director

By:/s/Dr. Franklin J. Noblin                          March 25, 2002
   ---------------------------------------------
   Dr. Franklin J. Noblin
   Director

By:/s/Robert W. Newman                                March 25, 2002
   ---------------------------------------------
   Robert W. Newman
   Director

By:
   ---------------------------------------------
   Dr. John T. Mason, III
   Director

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

                           Consent of Auditors

               [Housholder, Artman and Associates, P.C. Letterhead]


                          Independent Accountant's Consent
                          --------------------------------

The Board of Directors and Stockholders
Security Bancorp, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-69573) of Security Bancorp, Inc. of our report dated January 24, 2002 appearing on page 40, which report appears in the December 31, 2001 annual report on Form 10-KSB of Security Bancorp, Inc.

/s/Housholder, Artman and Associates, P.C.

Tullahoma, Tennessee
March 29, 2002